Form 10-Q
period 2022-03-31
Healthcare AI Acquisition Corp.
filed 2022-05-23
CIK 1848861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

HEALTHCARE AI ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-41145	98-1585450
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)

190 Elgin Avenue, George Town

Grand Cayman, Cayman Islands

KY1-9008

(Address of principal executive offices, including zip code)

(345) 815-8548

Registrant’s Telephone Number, Including Area Code

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-half of one redeemable warrant	HAIAU	The Nasdaq Stock Market LLC
Class A Ordinary Shares included as part of the units	HAIA	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	HAIAW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 23, 2022, 21,562,401 Class A ordinary shares, par value $0.0001, and 5,390,600 Class B ordinary shares, par value $0.0001, were issued and outstanding.

HEALTHCARE AI ACQUISITION CORP.

Form 10-Q
For the Quarter Ended March 31, 2022

Table of Contents

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021 (Audited)	1
Unaudited Condensed Statements of Operations for the three-months ended March 31, 2022 and the period from February 12, 2021 (inception) through March 31, 2021	2
Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three months ended March 31, 2022 and the period from February 12, 2021 (inception) through March 31, 2021	3
Unaudited Condensed Statements of Cash Flows for the three month ended March 31, 2022 and the period from February 12, 2021 (inception) through March 31, 2021	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	26
Item 4. Controls and Procedures	26
Part II. Other Information
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safely Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	28
Part III. Signatures	29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HEALTHCARE AI ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets:
Current assets:
Cash	$1,054,411	$2,500,000
Prepaid expenses	515,735	525,552
Total current assets	1,570,146	3,025,552
Prepaid expenses, non-current	95,977	219,835
Cash and investments held in trust account	219,950,289	219,936,490
Total assets	$221,616,412	$223,181,877

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$448,890	$1,634,398
Promissory note - related party	246,766	246,766
Due to related party	37,095	7,095
Overallotment liability	—	155,881
Total current liabilities	732,751	2,044,140
Warrant liability	4,092,071	12,048,389
Deferred underwriting commissions	7,546,840	7,546,840
Total liabilities	12,371,662	21,639,369

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 21,562,401 shares at redemption value of $10.20 at March 31, 2022 and December 31, 2021	219,936,490	219,936,490

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 21,562,401 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,390,600 and 5,750,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	539	575
Additional paid-in capital	—	—
Accumulated deficit	(10,692,279)	(18,394,557)
Total Shareholders’ Deficit	(10,691,740)	(18,393,982)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$221,616,412	$223,181,877

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE AI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2022	For the period from February 12, 2021 (inception) through March 31, 2021
Formation and operating costs	$423,756	$7,331
Loss from operations	(423,756)	(7,331)
Other income:
Change in fair value of warrant liability	7,956,318	—
Interest income on investments held in Trust Account	13,799	—
Change in fair value of overallotment liability	155,881	—
Total other income	8,125,998	—
Net income (loss)	$7,702,242	$(7,331)
Basic and diluted weighted average shares outstanding, Class A ordinary shares	21,562,401	—
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.28	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,482,447	6,250,000
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.28	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE AI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND THE PERIOD FROM FEBRUARY 12, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	5,750,000	$575	$—	$(18,394,557)	$(18,393,982)
Forfeiture of 359,400 Class B ordinary shares upon expiration of overallotment option	—	—	(359,400)	(36)	—	36	—
Net income	—	—	—	—	—	7,702,242	7,702,242
Balance as of March 31, 2022	—	$—	5,390,600	$539	$—	$(10,692,279)	$(10,691,740)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to initial shareholders	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(7,331)	(7,331)
Balance as of March 31, 2021	—	$—	7,187,500	$719	$24,281	$(7,331)	$17,669

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE AI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2022	For the period from February 12, 2021 (inception) through March 31, 2021
Cash flows from operating activities:
Net income (loss)	$7,702,242	$(7,331)
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Sponsor	—	3,631
Interest earned on investments held in trust	(13,799)
Change in warrant liability	(7,956,318)	—
Change in overallotment liability	(155,881)	—
Changes in operating assets and liabilities:
Prepaid assets	133,675	—
Accrued offering costs and expenses	(1,185,508)	3,700
Due to related party	30,000	—

Net cash used in operating activities	(1,445,589)	—

Net change in cash	(1,445,589)	—
Cash, beginning of the period	2,500,000	—

Cash, end of the period	$1,054,411	$—

Supplemental disclosure of cash flow information:
Deferred offering cost paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$21,369
Deferred offering costs paid by Sponsor under the promissory note	—	43,625
Deferred offering cost included in accrued offering costs and expenses	$—	$165,513
Forfeiture of 359,400 Class B ordinary shares upon expiration of overallotment option	$36	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE AI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 12, 2021 (inception) through March 31, 2022 relates to the Company's formation and the proposed initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering of Company’s securities (“IPO”).

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

The initial shareholders, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares, (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fail to consummate an initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fail to complete the initial Business Combination within the prescribed time frame), (iv) vote any Founder Shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

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

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, the Company had $1,054,411 and $2,500,000, respectively, in its operating bank account, and working capital of $837,395 and $981,412, respectively.

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

The Company anticipates that the cash held outside of the Trust Account as of March 31, 2022 might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, certain of the Company’s officers and directors (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of the action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. As of the date of these financial statements, the impact of this action and related sanctions on the world economy is not determinable. While it is reasonably possible that the action could have a negative effect on the Company’s financial position, results of its operations, and cash flows, the specific impact is not readily determinable as of the date of the financial statements.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Form 10-K filed by the Company with the SEC on April 21, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,054,411 and $2,500,000 in cash held in its operating account as of March 31, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Cash and Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, the Company held $219,950,289 and $219,936,490 in the Trust Account assets which consisted entirely of investments in money market funds and cash, respectively. Investments in money market funds are recognized at fair value and are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company's management determined that the Cayman Islands is the Company's major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Net Income (Loss) Per Ordinary Share

The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the period presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	For the three months ended March 31, 2022		For the period from February 12, 2021 (inception) through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$6,140,868	$1,561,374	$—	$(7,331)

Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	21,562,401	5,482,447	—	6,250,000

Basic and diluted net income (loss) per share	$0.28	$0.28	$—	$(0.00)

Class A Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the Shareholders’ equity (deficit) section of the Company’s balance sheet.

As of March 31, 2022 and December 31, 2021, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$215,624,010
Overfunding from private placement	4,312,480
Less:
Proceeds allocated to Public Warrants	(12,506,193)
Class A ordinary shares issuance	(12,115,066)
Proceeds allocated to overallotment liability	(201,264)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption	24,822,523
Contingently redeemable ordinary shares	$219,936,490

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

Stock Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred. The Company has recognized no stock-based compensation expense during the period from February 12, 2021 (inception) through March 31, 2022.

Recently Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity's own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity's own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of March 31, 2022.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

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

Note 5 - Related Party Transactions

Founder Shares

On February 23, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On October 27, 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration. On December 8, 2021, the Sponsor sold an aggregate of 100,000 Founder Shares to the Company’s independent directors for an aggregate purchase price of $300. In connection with the expiration of the overallotment option on January 24, 2022, the Sponsor surrendered an additional 359,400 Class B ordinary shares for no consideration. As a result, the Sponsor held 5,290,600 and 5,650,000 Class B ordinary shares as of March 31, 2022 and December 31, 2021, respectively.

The sale of the Founder Shares to the Company’s independent directors, as described above, is within the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The grant date fair value of the 100,000 shares sold to the Company’s initial shareholders and independent directors was approximately $900,000 or $9 per share. The Founder Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence. Stock-based compensation will be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of March 31, 2022 and December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

Promissory Note — Related Party

On February 23, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. As of March 31, 2022 and December 31, 2021, the Company had $246,766 in borrowings under the promissory note.

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

Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on December 9, 2021, the effective date of the Company’s registration statement for IPO, the Company will pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative services provided to the members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of March 31, 2022 and December 31, 2021, $37,095 and $7,095 has been accrued, respectively.

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

Underwriters Agreement

The Company granted the underwriters a 45-day option from December 9, 2021 to purchase up to an additional 3,000,000 units to cover over-allotments, of which 1,562,401, was exercised on December 14, 2021. On January 24, 2022, the remaining unexercised portion of the over-allotment option expired.

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

Public Warrants

As of March 31, 2022 and December 31, 2021, the Company had 10,781,201 Public Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Note 8 - Shareholders’ Equity (Deficit)

Preference Shares-The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding, excluding 21,562,401 shares of Class A ordinary shares subject to redemption.

Class B Ordinary Shares-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 27, 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration. On December 10, 2021, the underwriters partially exercised the over-allotment option. In connection with the expiration of the overallotment option on January 24, 2022, the Sponsor surrendered 359,400 Class B ordinary shares for no consideration. Accordingly, as of March 31, 2022, the Sponsor held 5,290,600 Class B ordinary shares, and as of December 31, 2021, the Sponsor held 5,650,000 Class B ordinary shares of which 359,400 Class B ordinary shares were subject to forfeiture to the extent that the underwriters' over-allotment option was not exercised in full. The Company’s independent directors held 100,000 Class B ordinary shares.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s liabilities that are measured at fair value on March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – money market funds	$219,950,289	$219,950,289	$—	$—
Total Assets	$219,950,289	$219,950,289	$—	$—

Liabilities:
Warrant liabilities – Public Warrants	$2,013,928	$2,013,928	$—	$—
Warrant liabilities – Private Placement Warrants	2,078,143	—	2,078,143	—
Total Liabilities	$4,092,071	$2,013,928	$2,078,143	$—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – money market funds	$219,936,490	$219,936,490	$—	$—
Total Assets	$219,936,490	$219,936,490	$—	$—

Liabilities:
Overallotment liabilities	$155,881	$—	$—	$155,881
Warrant liabilities – Public Warrants	5,929,661	—	—	5,929,661
Warrant liabilities – Private Placement Warrants	6,118,728	—	—	6,118,728
Total Liabilities	$12,204,270	$—	$—	$12,204,270

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

The Company used a Monte Carlo simulation model to establish the initial fair value of the Public Warrants and the Private Placement Warrants and a Black-Scholes model to value the Overallotment Option. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-half of one Public Warrant) and (ii) the sale of Private Placement Warrants, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity) based on their relative fair values at the initial measurement date. The Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the initial measurement date and December 31, 2021 due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary share based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. As of March 31, 2022, the Company used the quoted market price as the fair value of the Public Warrants and the Public Warrants were reclassified from Level 3 to Level 1. Due to certain “make whole” provisions in the warrant agreement, the Company also used the quoted market price of the Public Warrants as the fair value of the Private Warrants as of March 31, 2022, and reclassified the Private Warrants from Level 3 to Level 2, due to the use of the quoted price of a similar liability. On January 24, 2022, the remaining unexercised Overallotment Option expired.

The key inputs into the Monte Carlo simulation model for the warrant liability were as follows at December 31, 2021:

Input
Risk-free interest rate	1.43%
Expected term (years)	6.94
Expected volatility	8.0%
Exercise price	$11.50
Fair value of Class A ordinary shares	$9.74

The key inputs into the Black-Scholes model for the overallotment option were as follows at December 31, 2021:

Input
Risk-free interest rate	0.06%
Expected term (years)	0.07
Expected volatility	9.5%
Exercise price	$10.00
Fair value of overallotment unit	$0.11

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Warrant Liabilities	Overallotment Liability
Fair value at February 12, 2021 (inception)	$—	$—	$—	$—
Initial measurement at December 14, 2021	12,904,954	12,506,193	25,411,147	201,264
Changes in fair value	(6,786,226)	(6,576,532)	(13,362,758)	(45,383)
Fair value at December 31, 2021	$6,118,728	$5,929,661	$12,048,389	$155,881
Expiration of Overallotment Option	—	—	—	(155,881)
Transfer of Public Warrants to Level 1	—	(5,929,661)	(5,929,661)	—
Transfer of Private Placement Warrants to Level 2	(6,118,728)	—	(6,118,728)	—
Fair value at March 31, 2022	$—	$—	$—	$—

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based on the Company’s review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

On April 20, 2022, the Company paid $246,766 to the Sponsor in full repayment of the promissory note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report to “we,” “us” or the “Company” refer to Healthcare AI Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Healthcare AI Acquisition, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Our Sponsor is a Cayman Islands limited liability company (the “Sponsor”). Our registration statement for the Initial Public Offering was declared effective on December 9, 2021. On December 14, 2021, we consummated an initial public offering (the “Initial Public Offering”) of 20,000,000 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at an offering price of $10.00 per Unit, generating gross proceeds of $200,000,000. On December 10, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,562,401 Units (the “Over-Allotment Units”). On December 14, 2021, the Company completed the sale of the Over-Allotment Units to the underwriters (the “Over-Allotment”), generating gross proceeds of $15,624,010 and incurring additional offering costs of approximately $859,320 in underwriting fees (inclusive of approximately $546,840 in deferred underwriting commissions).

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

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, we had $1,054,411 and $2,500,000, respectively, in our operating bank account, and working capital of approximately $837,395 and $981,412, respectively.

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

The Company anticipates that the cash held outside of the Trust Account as of March 31, 2022 might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, certain of the Company’s officers and directors (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Initial Public Offering. Following the Initial Public Offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the Initial Public Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our unaudited condensed financial statements. After the Initial Public Offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of the Initial Public Offering.

For the three months ended March 31, 2022, we had net income of $7,702,242, which consisted of formation and operating costs of $423,756 offset by a decrease in fair value of warrant liability of $7,956,318, a decrease in fair value of overallotment liability of $155,881 and interest income on investments held in the Trust Account of $13,799.

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination or our liquidation, the Company began to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. For the three months ended March 31, 2022, the Company recognized $30,000 for the administrative support services expense.

Registration Rights and Shareholder Rights

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

Underwriting Agreement

We granted the underwriters a 45-day option from December 9, 2021 to purchase up to 3,000,000 additional Public Shares to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On December 10, 2021, the underwriters partially exercised the over-allotment option to purchase the 1,562,401 Over-Allotment Units and on December 14, 2021, the Company completed the sale of the Over-Allotment Units to the underwriters. On January 24, 2022, the remaining unexercised portion of the over-allotment option expired.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the 21,562,401 Class A ordinary shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheet.

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

Net Income (Loss) Per Ordinary Share

We comply with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of shares of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At March 31, 2022 and 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the period presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity's own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity's own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to material weaknesses in analyzing complex financial instruments, specifically the valuation of warrant liabilities, and recording of accounts payable and accrued expenses. In light of the material weaknesses described above, we performed additional analysis deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting

This Quarterly Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as described below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 as filed with the SEC on April 21, 2022.

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*

Certification of Chief Executive Officers (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officers (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

By:	/s/ Simon Lyall-Cottle
	Name:	Simon Lyall-Cottle
	Title:	Chief Executive Officer

Dated: May 23, 2022