Form 10-Q
period 2022-06-30
Healthcare AI Acquisition Corp.
filed 2022-08-10
CIK 1848861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to.

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

As of August 9 2022, 21,562,401 Class A ordinary shares, par value $0.0001, and 5,390,600 Class B ordinary shares, par value $0.0001, were issued and outstanding.

HEALTHCARE AI ACQUISITION CORP.

Form 10-Q
For the Quarter Ended June 30, 2022

Table of Contents

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1
Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and the period from February 12, 2021 (Inception) through June 30, 2021	2
Unaudited Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and the period from February 12, 2021 (Inception) through June 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and the period from February 12, 2021 (Inception) through June 30, 2021	5
Notes to Unaudited Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	29
Item 4. Controls and Procedures	29
Part II. Other Information
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	31
Item 3. Defaults Upon Senior Securities	31
Item 4. Mine Safely Disclosures	31
Item 5. Other Information	31
Item 6. Exhibits	32
Part III. Signatures	33

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HEALTHCARE AI ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets:
Current assets:
Cash	$599,830	$2,500,000
Prepaid expenses	478,797	525,552
Total current assets	1,078,627	3,025,552
Prepaid expenses, non-current	—	219,835
Cash and investments held in trust account	220,238,390	219,936,490
Total assets	$221,317,017	$223,181,877

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$48,000	$1,377,113
Promissory note - related party	—	246,766
Due to related party	67,095	7,095
Overallotment liability	—	155,881
Total current liabilities	115,095	1,786,855
Warrant liability	2,628,739	12,048,389
Deferred liabilities	299,285	257,285
Deferred underwriting commissions	7,546,840	7,546,840
Total liabilities	10,589,959	21,639,369

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 21,562,401 shares at redemption value of $10.20 at June 30, 2022 and December 31, 2021	220,238,390	219,936,490

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 21,562,401 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,390,600 and 5,750,000 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	539	575
Additional paid-in capital	—	—
Accumulated deficit	(9,511,871)	(18,394,557)
Total Shareholders’ Deficit	(9,511,332)	(18,393,982)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$221,317,017	$223,181,877

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE AI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period from February 12, 2021 (Inception) Through June 30,
	2022	2021	2022	2021
Formation and operating costs	$269,125	$—	$692,881	$7,331
Loss from operations	(269,125)	—	(692,881)	(7,331)
Other income:
Change in fair value of warrant liability	1,463,332	—	9,419,650	—
Interest income on investments held in Trust Account	288,101	—	301,900	—
Change in fair value of overallotment liability	—	—	155,881	—
Total other income	1,751,433	—	9,877,431	—
Net income (loss)	$1,482,308	$—	$9,184,550	$(7,331)
Basic and diluted weighted average shares outstanding, Class A ordinary shares	21,562,401	—	21,562,401	—
Basic and diluted net income (loss) per ordinary share, Class A ordinary shares	$0.05	$—	$0.34	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,390,600	6,250,000	5,436,270	6,250,000
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.05	$—	$0.34	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE AI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	5,750,000	$575	$—	$(18,394,557)	$(18,393,982)
Forfeiture of 359,400 Class B ordinary shares upon expiration of overallotment option	—	—	(359,400)	(36)	—	36	—
Net income	—	—	—	—	—	7,702,242	7,702,242
Balance as of March 31, 2022	—	—	5,390,600	539	—	(10,692,279)	(10,691,740)
Re-measurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(301,900)	(301,900)
Net income	—	—	—	—	—	1,482,308	1,482,308
Balance as of June 30, 2022	—	$—	5,390,600	$539	$—	$(9,511,871)	$(9,511,332)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 12, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of February 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to initial shareholders	—	—	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	—	—	(7,331)	(7,331)
Balance as of March 31, 2021	—	—	7,187,500	719	24,281	(7,331)	17,669
Net loss	—	—	—	—	—	—	—
Balance as of June 30, 2021	—	$—	7,187,500	$719	$24,281	$(7,331)	$17,669

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE AI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2022	For the period from February 12, 2021 (inception) through June 30, 2021
Cash flows from operating activities:
Net income (loss)	$9,184,550	$(7,331)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor	—	3,631
Interest earned on investments held in trust	(301,900)
Change in warrant liability	(9,419,650)	—
Change in overallotment liability	(155,881)	—
Changes in operating assets and liabilities:
Prepaid assets	266,590	—
Accrued offering costs and expenses	(1,329,113)	3,700
Due to related party	60,000	—
Deferred liabilities	42,000	—
Net cash used in operating activities	(1,653,404)	—

Cash flows from financing activities:
Payment of promissory note to related party	(246,766)	—
Net cash used in financing activities	(246,766)	—

Net change in cash	(1,900,170)	—
Cash, beginning of the period	2,500,000	—

Cash, end of the period	$599,830	$—

Supplemental disclosure of cash flow information:
Deferred offering cost paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$21,369
Deferred offering costs paid by Sponsor under the promissory note	—	68,625
Deferred offering cost included in accrued offering costs and expenses	$—	$562,513
Forfeiture of 359,400 Class B ordinary shares upon expiration of overallotment option	$36	$—
Accretion of Class A ordinary shares subject to possible redemption	$301,900	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE AI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 12, 2021 (inception) through June 30, 2022 relates to the Company's formation and the proposed initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering of Company’s securities (“IPO”).

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

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, the Company had $599,830 and $2,500,000, respectively, in its operating bank account, and working capital of $963,532 and $1,238,697, respectively.

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

The Company anticipates that the cash held outside of the Trust Account as of June 30, 2022 might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, certain of the Company’s officers and directors (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

The Company has until June 8, 2023 to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by either the date of consummation of a business combination or June 8, 2023. If a business combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB ASU 2014-15, management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

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

Reclassifications

Certain reclassifications have been made to the historical financial statements to conform to the current year’s presentation. Such reclassifications have no effect on net income (loss) as previously reported.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $599,830 and $2,500,000 in cash held in its operating account as of June 30, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Cash and Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, the Company held $220,238,390 and $219,936,490 in the Trust Account assets which consisted entirely of investments in money market funds and cash, respectively. Investments in money market funds are recognized at fair value and are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company's management determined that the Cayman Islands is the Company's major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Net Income (Loss) Per Ordinary Share

The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At June 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the period presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary share:

	For the three months ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,185,846	$296,462	$—	$—

Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	21,562,401	5,390,600	—	6,250,000

Basic and diluted net income per share	$0.05	$0.05	$—	$—

	For the six months ended June 30, 2022		For the period from February 12, 2021 (inception) through June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$7,335,211	$1,849,339	$—	$(7,331)

Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	21,562,401	5,436,270	—	6,250,000

Basic and diluted net income (loss) per share	$0.34	$0.34	$—	$(0.00)

Class A Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the Shareholders’ equity (deficit) section of the Company’s balance sheet. The dissolution expense of $100,000 is not included in the redemption value of the shares subject to redemption since it is only taken into account in the event of the Company's liquidation.

As of June 30, 2022 and December 31, 2021, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$215,624,010
Overfunding from private placement	4,312,480
Less:
Proceeds allocated to Public Warrants	(12,506,193)
Class A ordinary shares issuance	(12,115,066)
Proceeds allocated to overallotment liability	(201,264)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	24,822,523
Contingently redeemable ordinary shares as of December 31, 2021	$219,936,490
Plus:
Accretion of Class A ordinary shares subject to possible redemption	301,900
Contingently redeemable ordinary shares as of June 30, 2022	$220,238,390

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

Stock Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred. The Company has recognized no stock-based compensation expense during the period from February 12, 2021 (inception) through June 30, 2022.

Recently Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity's own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity's own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of June 30, 2022.

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

Note 5 - Related Party Transactions

Founder Shares

On February 23, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On October 27, 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration. On December 8, 2021, the Sponsor sold an aggregate of 100,000 Founder Shares to the Company’s independent directors for an aggregate purchase price of $300. In connection with the expiration of the overallotment option on January 24, 2022, the Sponsor surrendered an additional 359,400 Class B ordinary shares for no consideration. As a result, the Sponsor held 5,290,600 and 5,650,000 Class B ordinary shares as of June 30, 2022 and December 31, 2021, respectively.

The sale of the Founder Shares to the Company’s independent directors, as described above, is within the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The grant date fair value of the 100,000 shares sold to the Company’s initial shareholders and independent directors was approximately $900,000 or $9 per share. The Founder Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence. Stock-based compensation will be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of June 30, 2022 and December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

Promissory Note — Related Party

On February 23, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. On April 20, 2022, the Company paid $246,766 to the Sponsor in full repayment of the promissory note. As of June 30, 2022 and December 31, 2021, the Company had $0 and $246,766 in borrowings under the promissory note, respectively.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans amounts but no proceeds from the Trust Account would be used for the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on December 9, 2021, the effective date of the Company’s registration statement for IPO, the Company will pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative services provided to the members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of June 30, 2022 and December 31, 2021, $67,095 and $7,095 has been accrued, respectively.

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

On December 14, 2021, the Company paid a cash underwriting discount of 2.0% per Unit, or $4,312,480. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO, or $7,546,840 upon the completion of the Company’s initial Business Combination.

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

Public Warrants

As of June 30, 2022 and December 31, 2021, the Company had 10,781,201 Public Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Note 8 - Shareholders’ Equity (Deficit)

Preference Shares-The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding, excluding 21,562,401 shares of Class A ordinary shares subject to redemption.

Class B Ordinary Shares-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 27, 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration. On December 10, 2021, the underwriters partially exercised the over-allotment option. In connection with the expiration of the overallotment option on January 24, 2022, the Sponsor surrendered 359,400 Class B ordinary shares for no consideration. Accordingly, as of June 30, 2022, the Sponsor held 5,290,600 Class B ordinary shares, and as of December 31, 2021, the Sponsor held 5,650,000 Class B ordinary shares of which 359,400 Class B ordinary shares were subject to forfeiture to the extent that the underwriters' over-allotment option was not exercised in full. The Company’s independent directors held 100,000 Class B ordinary shares.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s liabilities that are measured at fair value on June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:

Investments held in Trust Account – money market funds	$220,238,390	$220,238,390	$—	$—
Total Assets	$220,238,390	$220,238,390	$—	$—

Liabilities:
Warrant liabilities – Public Warrants	$1,293,744	$1,293,744	$—	$—
Warrant liabilities – Private Placement Warrants	1,334,995	—	1,334,995	—
Total Liabilities	$2,628,739	$1,293,744	$1,334,995	$—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – money market funds	$219,936,490	$219,936,490	$—	$—
Total Assets	$219,936,490	$219,936,490	$—	$—

Liabilities:
Overallotment liabilities	$155,881	$—	$—	$155,881
Warrant liabilities – Public Warrants	5,929,661	—	—	5,929,661
Warrant liabilities – Private Placement Warrants	6,118,728	—	—	6,118,728
Total Liabilities	$12,204,270	$—	$—	$12,204,270

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

The Company used a Monte Carlo simulation model to establish the initial fair value of the Public Warrants and the Private Placement Warrants and a Black-Scholes model to value the Overallotment Option. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-half of one Public Warrant) and (ii) the sale of Private Placement Warrants, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity) based on their relative fair values at the initial measurement date. The Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the initial measurement date and December 31, 2021 due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary share based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. As of March 30, 2022, the Company used the quoted market price as the fair value of the Public Warrants and the Public Warrants were reclassified from Level 3 to Level 1. Due to certain “make whole” provisions in the warrant agreement, the Company also used the quoted market price of the Public Warrants as the fair value of the Private Warrants as of March 30, 2022, and reclassified the Private Warrants from Level 3 to Level 2, due to the use of the quoted price of a similar liability. On January 24, 2022, the remaining unexercised Overallotment Option expired.

As of June 30, 2022, the Company used the quoted market price as the fair value of the Private Warrants and the Public Warrants which are classified as Level 2 and Level 1, respectively.

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

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Warrant Liabilities	Overallotment Liability
Fair value at February 12, 2021 (inception)	$—	$—	$—	$—
Initial measurement at December 14, 2021	12,904,954	12,506,193	25,411,147	201,264
Changes in fair value	(6,786,226)	(6,576,532)	(13,362,758)	(45,383)
Fair value at December 31, 2021	$6,118,728	$5,929,661	$12,048,389	$155,881
Expiration of Overallotment Option	—	—	—	(155,881)
Transfer of Public Warrants to Level 1	—	(5,929,661)	(5,929,661)	—
Transfer of Private Placement Warrants to Level 2	(6,118,728)	—	(6,118,728)	—
Fair value at June 30, 2022	$—	$—	$—	$—

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

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, we had $599,830 and $2,500,000, respectively, in our operating bank account, and working capital of approximately $963,532 and $1,238,697, respectively.

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

The Company anticipates that the cash held outside of the Trust Account as of June 30, 2022 might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, certain of the Company’s officers and directors (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

The Company has until June 8, 2023 to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by either the date of consummation of a business combination or June 8, 2023. If a business combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB ASU 2014-15, management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

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

For the three months ended June 30, 2022, we had net income of $1,482,308, which consisted of change in fair value of warrant liability of $1,463,332 and interest income on investments held in the Trust Account of $288,101, offset by formation and operating costs of $269,125.

For the six months ended June 30, 2022, we had net income of $9,184,550, which consisted of change in fair value of warrant liability of $9,419,650, interest income on investments held in the Trust Account of $301,900 and change in fair value of overallotment liability of $155,881, offset by formation and operating costs of $692,881.

For the period from February 12, 2021 (inception) through June 30, 2021, we had net loss of $7,331, which consisted primarily of formation and operating costs.

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination or our liquidation, the Company began to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. For the three and six months ended June 30, 2022, the Company recognized $30,000 and $60,000 for the administrative support services expense.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the 21,562,401 Class A ordinary shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheet. The dissolution expense of $100,000 is not included in the redemption value of the shares subject to redemption since it is only taken into account in the event of the Company's liquidation.

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

Net Income (Loss) Per Ordinary Share

We comply with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of shares of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At June 30, 2022 and 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the period presented.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to material weaknesses in analyzing complex financial instruments, specifically the valuation of warrant liabilities, and recording of accounts payable and accrued expenses. In light of the material weaknesses described above, we performed additional analysis deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three and six months ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 10, 2022