Form 10-K
period 2022-12-31
Healthcare AI Acquisition Corp.
filed 2023-03-31
CIK 1848861

UNITED STATES
SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
of the Exchange Act).     Yes  ☒    No  ☐
As of September 30, 2022, the last business day of the registrant’s most recently completed fiscal quarter, the aggregate market value of the registrant’s voting securities held by non-affiliates
was approximately $217.56 million, based on the number of shares held by non-affiliates
and the last reported sales price of the registrant’s Units as of that date.
As of March 31, 2023, 21,562,401 Class A ordinary shares, par value $0.0001, and 5,390,600 Class B ordinary shares, par value $0.0001, were issued and outstanding.
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

•

“special resolution” are to a resolution adopted by the affirmative vote of at least a two-thirds (2⁄3) majority (or such higher threshold as specified in the company’s amended and restated memorandum and articles of association) of the votes cast by the holders of the issued shares present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter;

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

Stanley Capital

Stanley Capital was founded by senior investment professionals Simon Cottle, James Brooks and Patrick Hargutt. The team has a proven track record of actively delivering value creation, investing in and managing transactions with equity invested totaling approximately $4.1 billion. Over their careers, the team delivered an aggregate internal rate of return (“IRR”) of 85% and a multiple on invested capital (“MOIC”) of 3.3x on 27 investments. The team has built sector-leading businesses specifically in healthcare (Laboratoire X.O, Noden Pharma, Envision Pharma), technology and technology-enabled services (Qinecsa, Parts Alliance, Zenith Leasedrive and Mach), and resource efficiency (Lightsource BP).

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

Outsourced Pharmaceutical Services – CMO / CRO / Other Services

Large pharmaceutical companies invest substantial funds in R&D to be able to find a successful drug that would be highly profitable under patent protection. Patent protection is the main tool to incentivize pharmaceuticals to invest in R&D since only a small percentage of drugs entering the pipeline stage are approved while many other candidate drugs are rejected. Therefore, successful drugs that receive approval from the FDA are granted patent protection to allow them to generate profit and to compensate for the substantial R&D costs. From 2010 through 2019, about 38 drugs were approved per year on average. In 2019, the FDA approved 48 drugs that were produced by such companies. In order to mitigate the impact of their R&D investments, pharmaceutical companies have begun to outsource more and more of their functions to third party providers. Pharmaceutical outsourced services providers typically work on a contractual basis for pharmaceutical companies, completing activities that were traditionally performed in-house. The outsourcing typically occurs at all stages of the value chain from discovery, R&D, medical affairs, commercialization and manufacturing. We focus on the last three subsectors of the value chain. Initially started with drug companies seeking a spare hand for some unusual tasks, outsourcing has been practiced for decades and has now expanded to include all types of externalization, including close collaboration, networked partnership, open innovation, and even technology licensing. This practice is used by different companies to reduce costs amongst other incentives and the work done can range from a single functionality to several processes depending on the pharma company’s requirement. Today, outsourcing has been implemented in almost every aspect of drug companies’ routine operation, and they have been steadily increasing their outsourcing proportions in all areas. The key large outsourced markets (Contract Research Organizations (“CRO”)/Contract Manufacturing Organizations (“CMO”)) are highly fragmented within Europe and are also highly differentiated through technologies, expertise, therapeutic area, service offering and geographical focus. BCC Research estimates that the size of the pharmaceutical outsourced services market was $169 billion in 2020 and we expect it to grow to $266 billion by 2025 – the industry is further considered as very acyclical. There are several drivers affecting and driving the pharmaceutical outsourced services industry as a whole such as the loss of patent drug sales due to patent expiration; increasing R&D spend; increasing level of outsourcing to access new technologies, accelerate the time to market, and increase a drug’s lifetime value; and the increasing complexity of drugs, clinical trials and processes.

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

Financial Position

As of December 31, 2022, we had $212,389,650 available to consummate an initial business combination, after payment of the estimated expenses of our initial public offering and $7,546,840 of deferred underwriting fees. With these funds available for a business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $2,500,000 held outside the trust account as of December 31, 2022 plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $2,500,000 from the proceeds of our initial public offering, over-allotment and the sale of the private placement warrants (as of December 31, 2022) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Changes in SEC regulations or policies may adversely impact our ability to negotiate and complete the Business Combination.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

We have identified a material weakness in our internal control over financial reporting. A material weakness in our internal control over financial reporting could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Our trust account contains $10.20 per ordinary share totalling $219,936,490. This is different than some other similarly structured blank check companies for which the trust account only contains $10.00 per public share. As a result of the additional funds receivable by public shareholders upon redemption of public shares, our public shareholders may be more incentivized to redeem their public shares when they have an opportunity to do so, including in connection with the completion of our initial business combination and in connection with certain other shareholder votes, if any, as described elsewhere in this Report.

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

As of December 31, 2022, we had approximately $401,275 in cash held outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team are sufficient to allow us to operate for at least the 18 months following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after our initial public offering, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with any of the underwriters or their respective affiliates and no fees or other compensation for such services will be paid to any of the underwriters or their respective affiliates prior to the date that is 60 days from the date of our initial public offering, unless FINRA determines that such payment would not be deemed underwriters’ compensation in connection with our initial public offering. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On February 23, 2021, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. On October 27, 2021, we effected a share surrender resulting in our sponsor surrendering 1,437,500 Class B ordinary shares. As a result of such share surrender, our sponsor held 5,650,000 Class B ordinary shares as of December 31, 2022. Each of our independent directors owned 25,000 Class B ordinary shares as of December 31, 2022, which were transferred to them on December 8, 2021. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased an aggregate of 11,124,960 private placement warrants (including 624,960 private placement warrants in connection with the partial exercise of the underwriters’ option to purchase additional 1,562,401 Units), each exercisable to purchase one Class A Ordinary Share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant (the “Private Placement Warrants”) generating gross proceeds of $11,124,960. If we do not consummate an initial business combination within 18 months from the closing of our initial public offering, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 18-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we had $401,275 in our operating bank account and working capital of $468,359. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management anticipates that the cash held outside of the Trust Account as of December 31, 2022 might not be sufficient to allow us to operate for at least the next 12 months from the issuance of the financial statements contained elsewhere in this Report, assuming that a business combination is not consummated during that time. Management’s plans to address this need for capital are discussed in the section of this Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to continue as a going concern.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds ( 2/3) majority (or such higher threshold as specified in the company’s amended and restated memorandum and articles of association) of our ordinary shares who attend and vote at a shareholder meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then-outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through our registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds (2/3) majority (or such higher threshold as specified in the company’s amended and restated memorandum articles of association) of our ordinary shares who attend and vote at a shareholder meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

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

(b)	Holders

On December 31, 2022, there was one holder of record for our units, no holders of record for our Class A ordinary shares, five holders of our Class B ordinary shares and one holder of our warrants.

(c)	Dividends

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

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

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to a promissory note issued by the Company to the Sponsor (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2021 or the consummation of the Initial Public Offering. As of December 31, 2022, the Company has no amounts owed to the Sponsor under the Note.

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

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

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

Liquidity and Capital Resources

As of December 31, 2022 and 2021, we had $401,275 and $2,500,000, respectively, in our operating bank account, and working capital of approximately $468,359 and $1,238,697, respectively.

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

The Company anticipates that the cash held outside of the Trust Account as of December 31, 2022 might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, certain of the Company’s officers and directors (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

The Company has until June 14, 2023 to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by either the date of consummation of a business combination or June 14, 2023. If a business combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB ASU 2014-15, management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Initial Public Offering. Following the Initial Public Offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the Initial Public Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our financial statements. After the Initial Public Offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of the Initial Public Offering.

For the year ended December 31, 2022, we had net income of $12,796,243, which consisted of change in fair value of warrant liability of $10,734,019, interest income on investments held in the Trust Account of $3,112,397 and change in fair value of overallotment liability of $155,881, offset by formation and operating costs of $1,206,054.

For the period from February 12, 2021 (inception) through December 31, 2021, we had net income of $10,716,021, which consisted of change in fair value of warrant liability of $13,362,758 and change in fair value of overallotment liability of $45,383, offset by formation and operating costs of $2,692,120.

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination or our liquidation, the Company began to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. For the year ended December 31, 2022 and 2021, the Company recognized $120,000 and $7,095 for the administrative support services expense.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, the 21,562,401 Class A ordinary shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheet. The dissolution expense of $100,000 is not included in the redemption value of the shares subject to redemption since it is only taken into account in the event of the Company’s liquidation.

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

Net Income Per Ordinary Share

We comply with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of shares of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At December 31, 2022 and 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the period presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Annual Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to material weaknesses in analyzing complex financial instruments, specifically the valuation of warrant liabilities, and recording of accounts payable and accrued expenses. In light of the material weaknesses described above, we performed additional analysis deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2022, and that there were material weaknesses as identified in this Annual Report, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party service providers.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2022 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our audited financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the audited financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes	in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Simon Cottle	47	Chief Executive Officer and Chairman
Patrick Hargutt	37	Chief Financial Officer and Director
James Brooks	45	Director
Greg Caswill	71	Director
Xavier Flinois	60	Director
Robert Piconi	52	Director
Elizabeth Weymouth	55	Director

Simon Cottle

Simon Cottle serves as the chairman and chief executive officer of Healthcare AI Acquisition Corp. Mr. Cottle is a founding partner at Stanley Capital and a board member of Laboratoire X.O as well as Qinecsa.

Prior to Stanley Capital, Mr. Cottle was a managing director at Ardian where he led the UK large cap buyout team and was a member of the firm’s investment committee. In 2016 he invested in Envision Pharma, a Med Affairs services and software company which facilitates the communication of the results of clinical research to stakeholders in a clinical trial, and which subsequently sold to GHO in 2020 realizing a 2.8x project MOIC. Prior to that Mr. Cottle was a director at Hg Capital where he was the fastest promote in his class, and was named in the top 40 under 40 private equity practitioners in Europe in the inaugural Financial News awards in 2013. Prior to investing, Mr. Cottle was an investment banker focusing on Natural Resources and Healthcare at Deutsche Bank, an equity capital markets specialist at Citigroup and a management consultant focused on Healthcare and Technology at Arthur D Little. Mr. Cottle was an IBM university scholar in computer programming and technology consulting prior to and during his time at Oxford University.

Mr. Cottle was an Olympic oarsman in the Athens Olympic Games in 2004. He holds an MBA from INSEAD and MA from Oxford University where he was a Richard Blackwell Scholar and Oriel College prize winner in 1997 and 1998.

Patrick Hargutt

Patrick Hargutt serves as the chief financial officer and as a member of the board of directors of Healthcare AI Acquisition Corp. Mr. Hargutt is a founding partner at Stanley Capital, and a board member of Laboratoire X.O. He is a private equity and special situations investor with a strong track record across both public and private equity and debt transactions.

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

James Brooks

James Brooks serves as a member of the board of directors of Healthcare AI Acquisition Corp. Mr. Brooks is a founding corporate partner at Stanley Capital and a board member of Stanley Capital’s automation business SCP Digital (Emergence Partners Limited). He is a proven private equity investor and c-suite executive leader with a strong track record in transformative value creation in energy and technology-related sectors.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships: 2

[2]	Company to review and update conflicts table if necessary

Individual	Entity	Entity’s Business	Affiliation
Simon Cottle	Laboratoire X.O	Pharmaceuticals	Director
	Qinesca Emergence Partners Limited	Pharmaceutical Services	Director
	Stanley Capital Ltd (1)	Investments	Director
Patrick Hargutt	Laboratoire X.O	Pharmaceuticals	Director
James Brooks	Emergence Partners Limited	Pharmaceutical Services	Director
Greg Caswill	Envision Pharma	Technology/Pharmaceuticals	Chairman
	Quinesca	Pharmaceutical Services	Director
Xavier Flinois	Actigraph Holding LLC	Technology	Director
	Houat Invest Ltd	Advisory Services	Chief Executive Officer
Robert Piconi	Chronos Imaging LLC	Medical Supplies	Chairman
	Chronos Wine Cellar SA	Food & Beverage	Manager
	Energy Vault, Inc.	Energy	Chief Executive Officer
	ExPro Experience GmbH	Food & Beverage	Manager
Elizabeth Weymouth	Grafine Partners, LP	Investments	Founder, Managing Partner and Chair of the Investment Committee
	Queen’s Gambit Growth Capital	Investments	Independent Director

(1)	Includes certain of its funds, other affiliates and portfolio companies.

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

Name of Beneficial Owners(1)	Class B ordinary shares		Class A ordinary shares		Approximate Percentage of Voting Control
	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Healthcare AI Acquisition, LLC (3)(4)	5,290,600	98.14%	—	—	19.63%
Simon Cottle(5)	—	—	—	—	—
Patrick Hargutt(5)	—	—	—	—	—
James Brooks(5)	—	—	—	—	—
Greg Caswill(5)	25,000	*	—	—	*
Robert Piconi(5)	25,000	*	—	—	*
Xavier Flinois(5)	25,000	*	—	—	*
Elizabeth Weymouth (5)	25,000	*	—	—	*
All officers and directors as a group (seven individuals)	100,000	1.86%	—	—	*
Saba Capital Management, L.P.(6)	—	—	1,680,316	7.79%	6.23%
Cantor Fitzgerald Securities(7)	—	—	1,570,560	7.28%	5.83%
Aristeia Capital, L.L.C.(8)			1,504,087	6.97%	5.58%
Highbridge Capital Management, LLC(9)			1,359,103	6.3%	5.04%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is 190 Elgin Avenue, George Town, Grand Cayman KY1-9008, Cayman Islands.

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

(6)

Pursuant to the Schedule 13G/A filed by Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein (together, the “Saba Reporting Persons”) on February 14, 2023, the Saba Reporting Persons may be deemed to have beneficial ownership of 1,680,316 Class A Ordinary Shares. The address of the business office of each of the Saba Reporting Persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(7)

Pursuant to the Schedule 13G/A filed by Cantor Fitzgerald Securities, a general partnership formed in New York (“CFS”), Cantor Fitzgerald, L.P., a Delaware limited partnership (“Cantor”), CF Group Management, Inc., a New York corporation (“CFGM”) and Howard W. Lutnick (together, the “Cantor Reporting Persons”) on February 14, 2023, the Cantor Reporting Persons may be deemed to have beneficial ownership of 1,570,560 Class A Ordinary Shares. The address of the business office of each of the Cantor Reporting Persons is 110 East 59th Street, New York, New York 10022.

(8)

Pursuant to the Schedule 13G/A filed by Aristeia Capital, L.L.C., a Delaware limited liability company (the “Aristeia Reporting Person”) on February 13, 2023, the Aristeia Reporting Person may be deemed to have beneficial ownership of 1,504,087 Class A Ordinary Shares. The address of the business office of the Aristeia Reporting Person is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

(9)

Pursuant to the Schedule 13G filed by Highbridge Capital Management, LLC, a Delaware limited liability company (the “Highbridge Reporting Person”) on February 2, 2023, the Highbridge Reporting Person may be deemed to have beneficial ownership of 1,359,103 Class A Ordinary Shares. The address of the business office of the Highbridge Reporting Person is 277 Park Avenue, 23rd Floor, New York, New York 10172.

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

Related Party Loans

On February 23, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the earlier of December 31, 2021, or the completion of the Initial Public Offering. As of December 31, 2022, the Company had borrowed approximately $246,766 under the Note.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021 totaled $188,385 and $33,318. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021.

Tax Fees. We paid $29,355 and $0 to Marcum for tax planning and tax advice for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021.

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

March 31, 2023

HEALTHCARE AI ACQUISITION CORP.

/s/ Simon Lyall-Cottle
Name: Simon Lyall-Cottle
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Simon Lyall-Cottle	Chairman and Chief Executive Officer	March 31, 2023
Simon Lyall-Cottle	(Principal Executive Officer)

/s/ Patrick Hargutt	Director and Chief Financial Officer	March 31, 2023
Patrick Hargutt	(Principal Financial and Accounting Officer)

/s/ James Brooks	Director	March 31, 2023
James Brooks

/s/ Greg Caswill	Director	March 31, 2023
Greg Caswill

/s/ Xavier Flinois	Director	March 31, 2023
Xavier Flinois

/s/ Robert Piconi	Director	March 31, 2023
Robert Piconi

/s/ Elizabeth Weymouth	Director	March 31, 2023
Elizabeth Weymouth

HEALTHCARE AI ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID #688)	F-2
Financial Statements:
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Shareholder’s Deficit for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders’ and Board of Directors of
Healthcare AI Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Healthcare AI Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and the period from February 12, 2021 (inception) through December 31, 2021, and the related notes
(collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the year ended December 31, 2022 and the period from February 12, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. Additionally, the Company is within 12 months of its mandatory liquidation and dissolution, it is possible that a business combination might not occur within the remaining time available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum
LLP
Marcum LLP
We have served as the Company’s auditor since 2021.
West Palm Beach, FL
March 31, 2023

HEALTHCARE AI ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Current assets:
Cash	$401,275	$2,500,000
Prepaid expenses	222,834	525,552

Total current assets	624,109	3,025,552
Prepaid expenses, non-current	—	219,835
Cash and investments held in trust account	223,048,887	219,936,490

Total assets	$223,672,996	$223,181,877

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$28,655	$1,377,113
Promissory note - related party	—	246,766
Due to related party	127,095	7,095
Overallotment liability	—	155,881

Total current liabilities	155,750	1,786,855
Warrant liability	1,314,370	12,048,389
Deferred liabilities	317,285	257,285
Deferred underwriting commissions	7,546,840	7,546,840

Total liabilities	9,334,245	21,639,369

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 21,562,401 shares at redemption value of $10.34 and $10.20 at December 31, 2022 and 2021	223,048,887	219,936,490
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2022 and 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 21,562,401 shares subject to possible redemption) at December 31, 2022 and 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,390,600 and 5,750,000 shares issued and outstanding at December 31, 2022 and 2021, respectively	539	575
Additional paid-in capital	—	—
Accumulated deficit	(8,710,675)	(18,394,557)

Total Shareholders’ Deficit	(8,710,136)	(18,393,982)

Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$223,672,996	$223,181,877

The accompanying notes are an integral part of this financial statement.

HEALTHCARE AI ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period from February 12, 2021 (Inception) Through December 31, 2021
Formation and operating costs	$1,206,054	$2,692,120

Loss from operations	(1,206,054)	(2,692,120)
Other income:
Change in fair value of warrant liability	10,734,019	13,362,758
Interest income on investments held in Trust Account	3,112,397	—
Change in fair value of over-allotment liability	155,881	45,383

Total other income	14,002,297	13,408,141

Net income	$12,796,243	$10,716,021

Basic and diluted weighted average shares outstanding, Class A ordinary shares	21,562,401	1,201,620

Basic and diluted net income per ordinary share, Class A ordinary shares	$0.49	$1.32

Basic and diluted weighted average shares outstanding, Class B ordinary shares	4,399,288	6,893,769

Basic and diluted net income per ordinary share, Class B ordinary shares	$0.49	$1.32

The accompanying notes are an integral part of this financial statement.

HEALTHCARE AI ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to initial shareholders	—	—	5,750,000	575	24,425	—	25,000
Accretion of ordinary shares subject to possible redemption	—	—	—	—	4,288,055	(29,110,578)	(24,822,523)
Excess proceeds received over initial fair value of Private Placement Warrants	—	—	—	—	(4,312,480)	—	(4,312,480)
Net loss	—	—	—	—	—	10,716,021	10,716,021

Balance as of December 31, 2021	—	—	5,750,000	$575	$—	(18,394,557)	(18,393,982)
Forfeiture of 359,400 Class B ordinary shares upon expiration of overallotment option	—	—	(359,400)	(36)	—	36	—
Re-measurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(3,112,397)	(3,112,397)
Net income	—	—	—	—	—	12,796,243	12,796,243

Balance as of September 30, 2021	—	$—	5,390,600	$539	$—	$(8,710,675)	$(8,710,136)

The accompanying notes are an integral part of this financial statement.

HEALTHCARE AI ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from February 12, 2021 (inception) through December 31, 2021
Cash flows from operating activities:
Net income (loss)	$12,796,243	$10,716,021
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation and operating costs paid by Sponsor	—	25,560
Interest earned on investments held in trust	(3,112,397)	—
Change in warrant liability	(10,734,019)	(13,362,758)
Change in overallotment liability	(155,881)	(45,383)
Changes in operating assets and liabilities:
Prepaid assets	522,553	(745,387)
Accrued offering costs and expenses	(1,348,458)	826,424
Due to related party	120,000	7,095
Deferred liabilities	60,000	—

Net cash used in operating activities	(1,851,959)	(2,578,428)

Cash flows from financing activities:
Investment in cash in Trust Account	—	(219,936,490)

Net cash used in investing activities	—	(219,936,490)

Cash flows from financing activities:
Proceeds from initial public offering, net of costs and fair value of warrant	—	213,889,958
Proceeds from private placement units	—	11,124,960
Payment of promissory note to related party	(246,766)	—

Net cash (used in) provided by financing activities	(246,766)	225,014,918

Net change in cash	(2,098,725)	2,500,000
Cash, beginning of the period	2,500,000	—

Cash, end of the period	$401,275	$2,500,000

Supplemental disclosure of cash flow information:
Class B ordinary shares issued to initial shareholders	$—	$25,000

Accretion of Class A ordinary shares subject to possible redemption	$3,112,397	$219,936,490

Deferred underwriting payable charged to additional paid-in capital	$—	$7,546,840

Deferred offering cost included in accrued offering costs and expenses	$—	$820,574

Deferred offering costs paid by related party	$—	$246,206

Initial value of warrant liability	$—	$25,411,147

Forfeiture of 359,400 Class B ordinary shares upon expiration of overallotment option	$36	$—

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
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 12, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the proposed initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering of Company’s securities (“IPO”).
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
The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the Company’s signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete an initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete an initial Business Combination successfully.
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
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay the income taxes, if any, the Company’s amended and restated memorandum and articles of association, as discussed below and subject to the requirements of law and regulation, provide that the proceeds from the IPO and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust

Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the public shareholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of the obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 18 months from the closing of the IPO or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, and (c) the redemption of the public shares if the Company has not consummated an initial Business Combination within 18 months from the closing of the IPO , subject to applicable law. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within 18 months from the closing of the IPO, with respect to such Class A ordinary shares so redeemed. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public shareholders.
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
The Class A ordinary shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC“) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).
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
The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or an initial Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay the tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Liquidity and Capital Resources
As of December 31, 2022 and 2021, the Company had $401,275 and $2,500,000, respectively, in its operating bank account, and working capital of $468,359 and $1,238,697, respectively.
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
The Company anticipates that the cash held outside of the Trust Account as of December 31, 2022 might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, certain of the Company’s officers and directors (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.
The Company has until June 14, 2023 to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by either the date of consummation of a business combination or June 14, 2023. If a business combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB ASU
2014-15,
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
Note 2 - Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $401,275 and $2,500,000 in cash held in its operating account as of December 31, 2022 and 2021, respectively. The Company did not have any cash equivalents as of December 31, 2022 and 2021.
Cash and Investments Held in Trust Account
At December 31, 2022 and 2021, the Company held $223,048,887 and $219,936,490 in the Trust Account assets which consisted entirely of investments in money market funds and cash, respectively. Investments in money market funds are recognized at fair value and are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.
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
Net Income Per Ordinary Share
The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At December 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the period presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	For the Year Ended December 31,		For the Period from February 12, 2021 (inception) through December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$10,627,880	$2,618,363	$1,590,607	$9,125,414
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	21,562,401	4,399,288	1,201,620	6,893,769

Basic and diluted net income per ordinary share	$0.49	$0.49	$1.32	$1.32
Class A Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the Shareholders’ deficit section of the Company’s balance sheet. The dissolution expense of $100,000 is not included in the redemption value of the shares subject to redemption since it is only taken into account in the event of the Company’s liquidation.
As of December 31, 2022 and 2021, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$215,624,010
Overfunding from private placement	4,312,480
Less:
Proceeds allocated to Public Warrants	(12,506,193)
Class A ordinary shares issuance	(12,115,066)
Proceeds allocated to overallotment liability	(201,264)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	24,822,523

Contingently redeemable ordinary shares as of December 31, 2021	219,936,490
Plus:
Accretion of Class A ordinary shares subject to possible redemption	3,112,397

Contingently redeemable ordinary shares as of December 31, 2022	$223,048,887

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
Stock Compensation Expense
The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred. The Company has recognized no stock-based compensation expense during the period from February 12, 2021 (inception) through December 31, 2022.
Recently Issued Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt – Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. As a smaller reporting company, ASU
2020-06
is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of December 31, 2022.
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
Note 5 - Related Party Transactions
Founder Shares
On February 23, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On October 27, 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration. On December 8, 2021, the Sponsor sold an aggregate of 100,000 Founder Shares to the Company’s independent directors for an aggregate purchase price of $300. In connection with the expiration of the overallotment option on January 24, 2022, the Sponsor surrendered an additional 359,400 Class B ordinary shares for no consideration. As a result, the Sponsor held 5,390,600 and 5,650,000 Class B ordinary shares as of December 31, 2022 and 2021, respectively.
The sale of the Founder Shares to the Company’s independent directors, as described above, is within the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The grant date fair value of the 100,000 shares sold to the Company’s initial shareholders and independent directors was approximately $900,000 or $9 per share. The Founder Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence. Stock-based compensation will be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of December 31, 2022 and 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.
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
Promissory Note - Related Party
On February 23, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest
bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. On April 20, 2022, the Company paid $246,766 to the Sponsor in full repayment of the promissory note. As of December 31, 2022 and 2021, the Company had $0 and $246,766 in borrowings under the promissory note, respectively.

Working Capital Loans
In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans amounts but no proceeds from the Trust Account would be used for the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Service Fee
Commencing on December 9, 2021, the effective date of the Company’s registration statement for IPO, the Company will pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative services provided to the members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of December 31, 2022 and 2021, $127,095 and $7,095 has been accrued, respectively.
Note 6 - Commitments and Contingencies
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the Founder Shares, as described in the following paragraph, and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriters Agreement
The Company granted the underwriters a
45-day
option from December 9, 2021 to purchase up to an additional 3,000,000 units to cover over-allotments, of which 1,562,401, was partially exercised on December 14, 2021. On January 24, 2022, the remaining unexercised portion of the over-allotment option expired.
On December 14, 2021, the Company paid a cash underwriting discount of 2.0% per Unit, or $4,312,480. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO, or $7,546,840 upon the completion of the Company’s initial Business Combination.

Consulting Services Agreement
On September 26, 2022, the Company entered into an agreement with a vendor for investment banking services related to the initial Business Combination. Should the vendor advise on an investment that is successfully completed by the Company, the Company will facilitate for the vendor, or an affiliate, to have an option to acquire up to 121,065 Class B shares at a share price equal to $4.13 per share provided that (x) such shares shall be subject to the same vesting schedules (if any) as the other Class B shares issued by the Company and (y) the number of Class B shares to be offered to the vendor shall be reduced pro rata to any reduction in the number of Class B shares outstanding at the time of the closing of the Business Combination. As of December 31, 2022, the Company incurred $18,000 for the services, of which $6,000 has been accrued in the accompanying balance sheets.
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
Public Warrants
As of December 31, 2022 and 2021, the Company had 10,781,201 Public Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the
20-trading
day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
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

Note 8 - Shareholders’ Deficit
Preference Shares
-The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were no Class A ordinary shares issued or outstanding, excluding 21,562,401 shares of Class A ordinary shares subject to redemption.
Class
 B Ordinary Shares
-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 27, 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration. On December 10, 2021, the underwriters partially exercised the over-allotment option. In connection with the expiration of the overallotment option on January 24, 2022, the Sponsor surrendered 359,400 Class B ordinary shares for no consideration. Accordingly, as of December 31, 2022, the Sponsor held 5,390,600 Class B ordinary shares, and as of December 31, 2021, the Sponsor held 5,650,000 Class B ordinary shares of which 359,400 Class B ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. The Company’s independent directors held 100,000 Class B ordinary shares.
Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law; provided that only holders of Class B ordinary shares will have the right to vote on the appointment of directors prior to or in connection with the completion of our initial Business Combination. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by the Company’s shareholders. Approval of certain actions will require a special resolution under Cayman Islands law, and pursuant to the Company’s amended and restated memorandum and articles of association; such actions include amending the Company’s amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company.
The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an initial Business Combination) at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the IPO, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Note 9 - Fair Value Measurements
The following table presents information about the Company’s liabilities that are measured at fair value on December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – money market funds	$223,048,887	$223,048,887	$—	$—

Total Assets	$223,048,887	$223,048,887	$—	$—

Liabilities:
Warrant liabilities – Public Warrants	$646,872	$646,872	$—	$—
Warrant liabilities – Private Placement Warrants	667,498	—	667,498	—

Total Liabilities	$1,314,370	$646,872	$667,498	$—

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – money market funds	$219,936,490	$219,936,490	$—	$—

Total Assets	$219,936,490	$219,936,490	$—	$—

Liabilities:
Overallotment liabilities	$155,881	$—	$—	$155,881
Warrant liabilities – Public Warrants	5,929,661	—	—	5,929,661
Warrant liabilities – Private Placement Warrants	6,118,728	—	—	6,118,728

Total Liabilities	$12,204,270	$—	$—	$12,204,270

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
As of December 31, 2022, the Company used the quoted market price as the fair value of the Private Warrants and the Public Warrants which are classified as Level 2 and Level 1, respectively.
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
The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Warrant Liabilities	Overallotment Liability
Fair value at February 12, 2021 (inception)	$—	$—	$—	$—
Initial measurement at December 14, 2021	12,904,954	12,506,193	25,411,147	201,264
Changes in fair value	(6,786,226)	(6,576,532)	(13,362,758)	(45,383)

Fair value at December 31, 2021	$6,118,728	$5,929,661	$12,048,389	$155,881
Expiration of Overallotment Option	—	—	—	(155,881)
Transfer of Public Warrants to Level 1	—	(5,282,789)	(5,282,789)	—
Transfer of Private Placement Warrants to Level 2	(5,451,230)	—	(5,451,230)	—

Fair value at December 31, 2022	$667,498	$646,872	$1,314,370	$—

Note 10 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based on the Company’s review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.