Form 10-Q
period 2023-03-31
Healthcare AI Acquisition Corp.
filed 2023-05-19
CIK 1848861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May
19
, 2023, 21,562,401 Class A ordinary shares, par value $0.0001, and 5,390,600 Class B ordinary shares, par value $0.0001, were issued and outstanding.

HEALTHCARE AI ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HEALTHCARE AI ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$154,709	$401,275
Prepaid expenses	159,114	222,834

Total current assets	313,823	624,109
Cash and investments held in trust account	225,411,726	223,048,887

Total assets	$225,725,549	$223,672,996

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$56,301	$28,655
Due to related party	157,095	127,095

Total current liabilities	213,396	155,750
Warrant liability	3,504,986	1,314,370
Deferred liabilities	347,285	317,285
Deferred underwriting commissions	7,546,840	7,546,840

Total liabilities	11,612,507	9,334,245

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 21,562,401 shares at redemption value of $10.45 and $10.34 at March 31, 2023 and December 31, 2022, respectively	225,411,726	223,048,887
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 21,562,401 shares subject to possible redemption) at March 31, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,390,600 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	539	539
Additional paid-in capital	—	—
Accumulated deficit	(11,299,223)	(8,710,675)

Total Shareholders’ Deficit	(11,298,684)	(8,710,136)

Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$225,725,549	$223,672,996

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE AI ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022
Formation and operating costs	$397,932	$423,756

Loss from operations	(397,932)	(423,756)
Other (expense) income:
Change in fair value of warrant liability	(2,190,616)	7,956,318
Interest income on investments held in Trust Account	2,362,839	13,799
Change in fair value of overallotment liability	—	155,881

Total other income, net	172,223	8,125,998

Net (loss) income	$(225,709)	$7,702,242

Basic and diluted weighted average shares outstanding, Class A ordinary shares	21,562,401	21,562,401

Basic and diluted net (loss) income per ordinary share, Class A ordinary shares	$(0.01)	$0.28

Basic and diluted weighted average shares outstanding, Class B ordinary shares	4,024,880	5,482,447

Basic and diluted net (loss) income per ordinary share, Class B ordinary shares	$(0.01)	$0.28

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE AI ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital
						Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount		Deficit	Deficit
Balance as of December 31, 2022	—	$—	5,390,600	$539	$—	$(8,710,675)	$(8,710,136)
Re-measurement of Class A ordinary shares subject to possible redemption	—	—	(359,400)	(36)	—	(2,362,839)	(2,362,839)
Net loss	—	—	—	—	—	(225,709)	(225,709)

Balance as of March 31, 2023	—	$—	5,390,600	$539	$—	$(11,299,223)	$(11,298,684)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital
						Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount		Deficit	Deficit
Balance as of December 31, 2021	—	$—	5,750,000	$575	$—	$(18,394,557)	$(18,393,982)
Forfeiture of 359,400 Class B ordinary shares upon expiration of overallotment option	—	—	(359,400)	(36)	—	36	—
Net income	—	—	—	—	—	7,702,242	7,702,242

Balance as of March 31, 2022	—	$—	5,390,600	$539	$—	$(10,692,279)	$(10,691,740)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE AI ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(225,709)	$7,702,242
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in trust	(2,362,839)	(13,799)
Change in warrant liability	2,190,616	(7,956,318)
Change in overallotment liability	—	(155,881)
Changes in operating assets and liabilities:
Prepaid assets	63,720	133,675
Accrued offering costs and expenses	27,646	(1,185,508)
Due to related party	30,000	30,000
Deferred liabilities	30,000	—

Net cash used in operating activities	(246,566)	(1,445,589)

Net change in cash	(246,566)	(1,445,589)
Cash, beginning of the period	401,275	2,500,000

Cash, end of the period	$154,709	$1,054,411

Supplemental disclosure of cash flow information:
Forfeiture of 359,400 Class B ordinary shares upon expiration of overallotment option	$—	$36

Accretion of Class A ordinary shares subject to possible redemption	$2,362,839	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE AI ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from February 12, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the proposed initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering of Company’s securities (“IPO”).
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
Liquidity, Capital Resources and Going Concern
As of March 31, 2023 and December 31, 2022, the Company had $154,709 and $401,275, respectively, in its operating bank account, and working capital of $100,427 and $468,359, respectively.
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
The Company anticipates that the cash held outside of the Trust Account as of March 31, 2023 might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, certain of the Company’s officers and directors (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.
The Company has until June 14, 2023 to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by either the date of consummation of a business combination or June 14, 2023. If a business combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB ASU2014-15,management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

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
Note 2 - Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Form
10-K
filed by the Company with the SEC on March 31, 2023.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $154,709 and $401,275 in cash held in its operating account as of March 31, 2023 and December 31, 2022, respectively. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.
Cash and Investments Held in Trust Account
At March 31, 2023 and December 31, 2022, the Company held $225,411,726 and $223,048,887 in the Trust Account assets which consisted entirely of investments in money market funds and cash, respectively. Investments in money market funds are recognized at fair value and are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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

1
0

Net (Loss) Income Per Ordinary Share
The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At March 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted (loss) income per ordinary share is the same as basic (loss) income per ordinary share for the period presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of ordinary share:

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(190,205)	$(35,504)	$6,140,868	$1,561,374
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	21,562,401	4,024,880	21,562,401	5,482,447

Basic and diluted net (loss) income per ordinary share	$(0.01)	$(0.01)	$0.28	$0.28
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

1
1

As of March 31, 2023 and December 31, 2022, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$215,624,010
Overfunding from private placement	4,312,480
Less:
Proceeds allocated to Public Warrants	(12,506,193)
Class A ordinary shares issuance	(12,115,066)
Proceeds allocated to overallotment liability	(201,264)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	27,934,920

Contingently redeemable ordinary shares as of December 31, 2022	223,048,887
Plus:
Accretion of Class A ordinary shares subject to possible redemption	2,362,839

Contingently redeemable ordinary shares as of March 31, 2023	$225,411,726

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
Stock Compensation Expense
The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation—Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred. The Company has recognized no stock-based compensation expense during the period from February 12, 2021 (inception) through March 31, 2023.
Recently Issued Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. As a smaller reporting company, ASU
2020-06
is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of March 31, 2023.
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 201163-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

1
2

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
Note 5 - Related Party Transactions
Founder Shares
On February 23, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On October 27, 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration. On December 8, 2021, the Sponsor sold an aggregate of 100,000 Founder Shares to the Company’s independent directors for an aggregate purchase price of $300. In connection with the expiration of the overallotment option on January 24, 2022, the Sponsor surrendered an additional 359,400 Class B ordinary shares for no consideration. As a result, the Sponsor held 5,390,600 Class B ordinary shares as of March 31, 2023 and December 31, 2022, respectively.
The sale of the Founder Shares to the Company’s independent directors, as described above, is within the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The grant date fair value of the 100,000 shares sold to the Company’s initial shareholders and independent directors was approximately $900,000 or $9 per share. The Founder Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence. Stock-based compensation will be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of March 31, 2023 and December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.
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

1
3

Promissory Note — Related Party
On February 23, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest
bearing, unsecured and are due at the earlier of December 31, 2022 or the closing of the IPO. On April 20, 2022, the Company paid $246,766 to the Sponsor in full repayment of the promissory note. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the promissory note, respectively.
Working Capital Loans
In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans amounts but no proceeds from the Trust Account would be used for the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of March 31, 2023 and December 31, 2022, the Company had
no
borrowings under the Working Capital Loans.
Administrative Service Fee
Commencing on December 9, 2021, the effective date of the Company’s registration statement for IPO, the Company will pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative services provided to the members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of March 31, 2023 and December 31, 2022, $157,095 and $127,095 has been accrued, respectively.
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

1
4

On December 14, 2021, the Company paid a cash underwriting discount of 2.0% per Unit, or $4,312,480. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO, or $7,546,840 upon the completion of the Company’s initial Business Combination.
Consulting Services Agreement
On September 26, 2022, the Company entered into an agreement with a vendor for investment banking services related to the initial Business Combination. Should the vendor advise on an investment that is successfully completed by the Company, the Company will facilitate for the vendor, or an affiliate, to have an option to acquire up to 121,065 Class B shares at a share price equal to $4.13 per share provided that (x) such shares shall be subject to the same vesting schedules (if any) as the other Class B shares issued by the Company and (y) the number of Class B shares to be offered to the vendor shall be reduced pro rata to any reduction in the number of Class B shares outstanding at the time of the closing of the Business Combination. As of March 31, 2023 and December 31, 2022, the Company incurred $0 and $
18,000
for the services, of which $0 and $
6,000
has been accrued in the accompanying balance sheets, respectively.
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
Public Warrants
As of March 31, 2023 and December 31, 2022, the Company had 10,781,201 Public Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the
20-trading
day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
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

1
5

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
Note 8 - Shareholders’ Deficit
Preference Shares
-The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. As of
March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

1
6

Class
 A Ordinary Shares
-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At
March 31, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding, excluding 21,562,401 shares of Class A ordinary shares subject to redemption.
Class
 B Ordinary Shares
-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 27, 2021, the Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration. On December 10, 2021, the underwriters partially exercised the over-allotment option. In connection with the expiration of the overallotment option on January 24, 2022, the Sponsor surrendered 359,400 Class B ordinary shares for no consideration. Accordingly, as of
March 31, 2023, the Sponsor held 5,390,600 Class B ordinary shares, and as of December 31, 2022, the Sponsor held 5,650,000 Class B ordinary shares of which 359,400 Class B ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. The Company’s independent directors held 100,000 Class B ordinary shares.
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

1
7

Note 9 -   Fair Value Measurements
The following table presents information about the Company’s liabilities that are measured at fair value on March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – money market funds	$225,411,726	$225,411,726	$—	$—

Total Assets	$225,411,726	$225,411,726	$—	$—

Liabilities:
Warrant liabilities – Public Warrants	$1,724,992	$1,724,992	$—	$—
Warrant liabilities – Private Placement Warrants	1,779,994	—	1,779,994	—

Total Liabilities	$3,504,986	$1,724,992	$1,779,994	$—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – money market funds	$223,048,887	$223,048,887	$—	$—

Total Assets	$223,048,887	$223,048,887	$—	$—

Liabilities:
Warrant liabilities – Public Warrants	646,872	$646,872	$—	$—
Warrant liabilities – Private Placement Warrants	667,498	—	667,498	—

Total Liabilities	$1,314,370	$646,872	$667,498	$—

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
The Company used a Monte Carlo simulation model to establish the initial fair value of the Public Warrants and the Private Placement Warrants and a Black-Scholes model to value the Overallotment Option. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-half
of one Public Warrant) and (ii) the sale of Private Placement Warrants, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity) based on their relative fair values at the initial measurement date. The Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the initial measurement date due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The

1
8

Company estimates the volatility of its ordinary share based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. As of March 30, 2022, the Company used the quoted market price as the fair value of the Public Warrants and the Public Warrants were reclassified from Level 3 to Level 1. Due to certain “make whole” provisions in the warrant agreement, the Company also used the quoted market price of the Public Warrants as the fair value of the Private Warrants as of March 30, 2022, and reclassified the Private Warrants from Level 3 to Level 2, due to the use of the quoted price of a similar liability. On January 24, 2022, the remaining unexercised Overallotment Option expired.
As of March 31, 2023, the Company used the quoted market price as the fair value of the Private Warrants and the Public Warrants which are classified as Level 2 and Level 1, respectively.
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

Liquidity, Capital Resources and Going Concern

As of March 31, 2023 and December 31, 2022, we had $154,709 and $401,275, respectively, in our operating bank account, and working capital of approximately $100,427 and $468,359, respectively.

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

The Company anticipates that the cash held outside of the Trust Account as of March 31, 2023 might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, certain of the Company’s officers and directors (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

For the three months ended March 31, 2023, we had net loss of $225,709, which consisted of interest income on investments held in the Trust Account of $2,362,839, offset by formation and operating costs of $397,932 and change in fair value of warrant liability of $2,190,616.

For the three months ended March 31, 2022, we had net income of $7,702,242, which consisted of change in fair value of warrant liability of $7,956,318, a change in fair value of overallotment liability of $155,881 and interest income on investments held in the Trust Account of $13,799, offset by formation and operating costs of $423,756.

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination or our liquidation, the Company began to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. For the three months ended March 31, 2023 and 2022, the Company recognized $30,000 and $30,000 for the administrative support services expense, respectively.

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

Consulting Services Agreement

On September 26, 2022, the Company entered into an agreement with a vendor for investment banking services related to the initial Business Combination. Should the vendor advise on an investment that is successfully completed by the Company, the Company will facilitate for the vendor, or an affiliate, to have an option to acquire up to 121,065 Class B shares at a share price equal to $4.13 per share provided that (x) such shares shall be subject to the same vesting schedules (if any) as the other Class B shares issued by the Company and (y) the number of Class B shares to be offered to the vendor shall be reduced pro rata to any reduction in the number of Class B shares outstanding at the time of the closing of the Business Combination. As of March 31, 2023 and December 31, 2022, the Company incurred $0 and $18,000 for the services, of which $0 and $6,000 has been accrued in the accompanying balance sheets, respectively.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, the 21,562,401 Class A ordinary shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheet. The dissolution expense of $100,000 is not included in the redemption value of the shares subject to redemption since it is only taken into account in the event of the Company’s liquidation.

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

Net (Loss) Income Per Ordinary Share

We comply with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of shares of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At March 31, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted (loss) income per ordinary share is the same as basic (loss) income per ordinary share for the period presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to material weaknesses in analyzing complex financial instruments, specifically the valuation of warrant liabilities, and recording of accounts payable and accrued expenses. In light of the material weaknesses described above, we performed additional analysis deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as described below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2022 as filed with the SEC on March 31, 2023.

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

Dated: May 19, 2023

30