Form 10-Q
period 2023-06-30
Healthcare AI Acquisition Corp.
filed 2023-08-08
CIK 1848861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-41145

HEALTHCARE AI ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1585450
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8 The Green, Ste 15614
Dover DE 19901	19810
(Address of Principal Executive Offices)	(Zip Code)

(917) 446-0469
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	HAIAU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	HAIA	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	HAIAW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☒     No ☐

As of July 31, 2023, there were 7,128,726 Class A ordinary shares, par value $0.0001 per share, and 1 Class B ordinary share, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

HEALTHCARE AI ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Cash on hand	$212	$401,275
Prepaid expenses	37,104	222,834
Total current assets	37,316	624,109
Prepaid expenses, non-current	-	-
Cash and marketable securities held in Trust Account	18,603,504	223,048,887
Deferred Offering Costs		-
Total assets	$18,640,820	$223,672,996

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$52,897	$28,655
Promissory Note - Related Party	50,000	-
Due to related party	7,670	127,095
Over-allotment liability	-	-
Total current liabilities	110,567	155,750
Warrant liability	1,916,789	1,314,370
Deferred liabilities	-	317,285
Deferred underwriting commisions	-	7,546,840
Total liabilities	2,027,356	9,334,245

Commitments and Contingencies (Note 6)
Class A ordinary share subject to possible redemption, 1,738,127 and 21,562,401 shares at redemption value of $10.20 as of June 30, 2023 and December 31, 2022, respectively	18,553,504	223,048,887

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value;500,000,000 shares authorized; 5,390,599 and 0 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively (excluding 1,738,127 and 21,562,401 shares subject to possible redemption, respectively)	539	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1 and 5,750,000 shares issued and outstanding, respectively	-	539
Additional paid-in capital	524,380	-
Share Subscription Receivable	-	-
Accumulated deficit	(2,464,959)	(8,710,675)
Total shareholders’ equity	(1,940,040)	(8,710,136)

Total Liabilities and Shareholders’ Equity	$18,640,820	$223,672,996

HEALTHCARE AI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2023	For the six months ended June 30, 2022

Formation and operating costs	$300,773	$269,125	$698,705	$692,881
Loss from operations	(300,773)	(269,125)	(698,705)	(692,881)

Other income:
Interest income on marketable securities held in Trust Account	2,134,033	288,101	4,496,872	301,900
Change in FV of warrant liability	1,588,197	1,463,332	(602,419)	9,419,650
Change in FV of overallotment option	-	-	-	155,881
Other income	3,722,230	1,751,433	3,894,453	9,877,431
Net income	$3,421,457	$1,482,308	$3,195,748	$9,184,550

Basic and diluted weighted average shares outstanding, Class A common stock	17,046,806	21,562,401	19,279,517	21,562,401
Basic and diluted net income per common share, Class A common stock	$0.15	$0.05	$0.13	$0.34
Basic and diluted weighted average shares outstanding, Class B common stock	5,331,363	5,390,600	5,360,652	5,436,270
Basic and diluted net income per common share, Class B common stock	$0.15	$0.05	$0.13	$0.34

HEALTHCARE AI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A		Class B		Additional		Total
	Ordinary Share		Ordinary Share		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	-	$-	5,390,600	$539	$-	$(8,710,675)	$(8,710,136)
Accretion of interest earned on trust account to common stock subject to possible redemption	-	-	-	-	-	(2,362,839)	(2,362,839)
Net loss	-	-	-	-	-	(225,709)	(225,709)
Balance as of March 31, 2023	-	$-	5,390,600	$539	$-	$(11,299,223)	$(11,298,684)
Conversion of class B shares to class A shares.	5,390,599	539	(5,390,599)	(539)	-	-	-
Accretion of interest earned on trust account to common stock subject to possible redemption	-	-	-	-	-	(2,134,033)	(2,134,033)
Capital contribution	-	-	-	-	524,380	-	524,380
Forgive of deferred underwriter discount	-	-	-	-	-	7,546,840	7,546,840
Net income	-	-	-	-	-	3,421,457	3,421,457
Balance as of June 30, 2023	5,390,599	$539	1	$(0)	$524,380	$(2,464,959)	$(1,940,040)

	Class A		Class B		Additional		Total
	Ordinary Share		Ordinary Share		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	-	$-	5,750,000	$575	$-	$(18,394,557)	$(18,393,982)
Forfeiture of 359,400 Class B ordinary shares upon expiration of overallotment option	-	-	(359,400)	(36)	-	36	-
Net income	-	-	-	-	-	7,702,242	7,702,242
Balance as of March 31, 2022	-	$-	5,390,600	$539	$-	$(10,692,279)	$(10,691,740)
Re-measurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(301,900)	(301,900)
Net income	-	-	-	-	-	1,482,308	1,482,308
Balance as of June 30, 2022	-	$-	5,390,600	$539	$-	$(9,511,871)	$(9,511,332)

HEALTHCARE AI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2023	For the six months ended June 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,195,748	$9,184,550
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by Sponsor	-	-
Formation and operating costs paid by Sponsor under promissory note
Interest earned on marketable securities held in Trust Account	(4,496,872)	(301,900)
Change in warrant liability	602,419	(9,419,650)
Change in overallotment liability	-	(155,881)
Changes in operating assets and liabilities:
Prepaid assets	185,730	266,590
Accrued offering costs and expenses	24,242	(1,329,113)
Due to related party	57,670	60,000
Deferred liabilities	30,000	42,000
CASH PROVIDED BY OPERATING ACTIVITIES	(401,063)	(1,653,404)

CASH FLOWS FROM INVESTING ACTIVITIES
Principal deposited in Trust Account	-	-
CASH PROVIDED BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of costs	-	-
Proceeds from sale of founder shares	-	-
Proceeds from private placement units	-	-
Payment of promissory note to related party	-	(246,766)
Payment of deferred offering costs	-	-
CASH PROVIDED BY FINANCING ACTIVITIES	-	(246,766)

NET INCREASE IN CASH	(401,063)	(1,900,170)
CASH AT BEGINNING OF PERIOD	401,275	2,500,000
CASH AT END OF PERIOD	$212	$599,830

Supplemental disclsoure of noncash investing and financing activities:
Forfeiture of 359,400 Class B ordinary shares upon expiration of overallotment option	$-	$36
Accretion of interest earned on shares to CSSR	$4,496,872	$301,900
Deferred underwriting payable forgave	$7,546,840	$-
Administrative service fee forgave by related party charge to additiona paid in capital	$177,095	$-
Deferred offering costs assumed by related party charge to additiona paid in capital	$347,285	$-
Redemption of shares from marketable securities held in trust account	$208,992,255	$-
Promissory loan from sponsor for extension	$50,000	$-

HEALTHCARE AI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from February 12, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering are described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering of Company’s securities (“IPO”).

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

The Company provides its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially set to be $10.20 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

The Class A ordinary shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

The Company will proceed with an initial Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of an initial Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the initial Business Combination.

The Company originally have only 18 months from the closing of the IPO to consummate the initial Business Combination (the “Combination Period”). If the Company has not consummated an initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial Business Combination within the Combination Period.

On June 8, 2023, the Company entered into a share purchase agreement in connection with the transfer from the Sponsor to Atticus Ale, LLC (the “New Sponsor”) of 3,184,830 Founder Shares (the “Transfer”) which Transfer closed on June 12, 2023 (the “Sponsor Handover”), on which date an amendment to the Letter Agreement was approved to allow the transfer of Class B ordinary shares of the Company, $0.0001 par value per share (“Founder Shares”) to Class A ordinary shares, on a one-for-one basis, by its initial shareholders, including the Sponsor,  at any time prior to closing of business combination. On June 12, 2023, the Company approved a special resolution to the Articles of Association to extend the time to consummate a business combination until June 14, 2024, on a month-to-month basis by depositing $50,000 into the Company’s trust account for each one-month extension, up to twelve (12) times (the “New Extensions”). One the same date, the Articles of Association was also amended to remove the limitation that the Company may not redeem Public Shares to the extent that such redemption would result in the Company having net tangible assets of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation.

In connection with the Sponsor Handover, the following agreements were executed: (i) a Joinder Agreement, dated June 12, 2023, between the Company and the New Sponsor, whereby the New Sponsor agreed to become a party to the Letter Agreement and the Registration Rights Agreement and transferring to the New Sponsor, following consummation of the Company’s initial business combination, the right to appoint three members to the board of directors; and (ii) a Warrant Exchange Agreement, dated June 12, 2023, between the Sponsor and the Company whereby upon the consummation of the initial business combination, the Placement Warrants will be exchanged for 500,000 Class A Shares.

Following the Sponsor Handover, 19,824,274 shares were redeemed by public shareholders for $10.54 per share. As a result, $208,992,255 was removed from the Company’s trust account to pay such shareholders.

Liquidity, Capital Resources and Going Concern

As of June 30, 2023 and December 31, 2022, the Company had $212 and $401,275, respectively, in its operating bank account, and working capital (deficit) of $73,251 and $468,359, respectively.

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

The Company anticipates that the cash held outside of the Trust Account as of June 30, 2023 might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the New Sponsor, certain of the Company’s new officers and directors (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

The Company originally has until June 14, 2023 to consummate a business combination. After the approval of a special resolution, the Company has the right to extend the date by which it has to complete a business combination to June 14, 2024 on a month-by-month basis by depositing into the Company’s trust account held by the Trustee the amount of $50,000 for each one-month extension. It is uncertain that the Company will be able to consummate a business combination by either the date of consummation of a business combination or June 14, 2024. If a business combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB ASU2014-15, management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

The Company can raise additional capital through Working Capital Loans from the New Sponsor, certain of the Company’s new officers, and directors (see Note 5), or through loans from third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $212 and $401,275 in cash held in its operating account as of June 30, 2023 and December 31, 2022, respectively. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Cash and Investments Held in Trust Account

At June 30, 2023 and December 31, 2022, the Company held $18,603,504 and $223,048,887 in the Trust Account assets which consisted entirely of investments in money market funds and cash, respectively.  Following the Sponsor Handover, 19,824,274 shares were redeemed by public shareholders for $10.54 per share. As a result, $208,992,255 was removed from the Company’s trust account to pay such shareholders on June 13, 2023. Investments in money market funds are recognized at fair value and are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

On June 12, 2023, the Company entered into an Warrant Exchange Agreement with Healthcare AI Acquisition LLC (the “Former Sponsor”) whereby at the time of the initial business combination, the Former Sponsor will surrender for cancelation 11,124,960 private placement warrants purchased at the time of the IPO in exchange for the Company issuing to the Former Sponsor 500,000 Class A Shares.

Net (Loss) Income Per Ordinary Share

The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At June 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted (loss) income per ordinary share is the same as basic (loss) income per ordinary share for the period presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of ordinary share:

	For the Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$2,606,331	$815,126	$1,185,846	$296,462
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	17,046,806	5,331,363	21,562,401	5,390,600

Basic and diluted net (loss) income per ordinary share	$0.15	$0.15	$0.05	$0.05

	For the Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$2,500,489	$695,259	$7,335,211	$1,849,339
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	19,279,517	5,360,652	21,562,401	5,436,270

Basic and diluted net (loss) income per ordinary share	$0.13	$0.13	$0.34	$0.34

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

As of June 30, 2023 and December 31, 2022, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$215,624,010
Overfunding from private placement	4,312,480
Less:
Proceeds allocated to Public Warrants	(12,506,193)
Class A ordinary shares issuance	(12,115,066)
Proceeds allocated to overallotment liability	(201,264)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	27,934,920

Contingently redeemable ordinary shares as of December 31, 2022	223,048,887
Less:
Redemption of Class A ordinary shares	(208,992,255)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	4,496,872

Contingently redeemable ordinary shares as of June 30, 2023	$18,553,504

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

Stock Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation—Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred. The Company has recognized no stock-based compensation expense during the period from February 12, 2021 (inception) through June 30, 2023.

Recently Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of June 30, 2023.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 201163-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

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

Note 4 - Private Placement

Simultaneously with the closing of the IPO, the Former Sponsor purchased an aggregate of 11,124,960 warrants at a price of $1.00 per warrant (the “Private Placement Warrants”), for an aggregate purchase price of $11,124,960.

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

On June 12, 2023, the Company entered into an agreement whereby at the time of the initial business combination, the Former Sponsor will surrender for cancelation 11,124,960 private placement warrants in exchange for the Company issuing to the Former Sponsor 500,000 Class A Shares.

Note 5 - Related Party Transactions

Founder Shares

On February 23, 2021, the Former Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On October 27, 2021, the Former Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration. On December 8, 2021, the Former Sponsor sold an aggregate of 100,000 Founder Shares to the Company’s independent directors for an aggregate purchase price of $300. In connection with the expiration of the overallotment option on January 24, 2022, the Former Sponsor surrendered an additional 359,400 Class B ordinary shares for no consideration. As a result, the Sponsor held 5,390,600 Class B ordinary shares.

On June 8, 2023, the Company entered into a share purchase agreement in connection with the transfer from the Former Sponsor to Atticus Ale, LLC (the “New Sponsor”) of 3,184,830 Founder Shares which Transfer closed on June 12, 2023.

On June 29, 2023, the Company issued an aggregate of 5,390,599 shares of its Class A ordinary shares, par value $0.0001 per share to the holders of the Company’s Class B ordinary shares upon the conversion of an equal number of Class B Shares. The Class B Shareholders include Former Sponsor, New Sponsor, and four initial shareholders. The 5,390,599 Class A Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. Following the Conversion, there were one (1) Class B Share issued and outstanding. As a result of the conversion, the Former Sponsor and the New Sponsor each hold 30% and 45% respectively, of the Company’s outstanding Class A Shares.

The Sponsors and the Company’s new directors and executive officers have agreed not to transfer, assign or sell any of their Founder Shares and Class A ordinary shares until the earliest of (A) one year after the completion of the Business Combination and (B) subsequent to the Business Combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20-trading days within any 30-trading day period commencing at least 150 days after the Business Combination (the ”Lock-up”).

Any permitted transferees would be subject to the same restrictions and other agreements of our sponsor and our directors and executive officers with respect to any Founder Shares or its converted Class A shares.

Promissory Note — Related Party

On February 23, 2021, the Former Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2022 or the closing of the IPO. On April 20, 2022, the Company paid $246,766 to the Former Sponsor in full repayment of the promissory note. On June 15, 2023, the New Sponsor loaned the Company $50,000 pursuant to a non-interest bearing and unsecured promissory note amounted to $100,000 that is due upon closing of a initial Business Combination. As a result, the Company extended the time available to the Company to consummate its initial business combination from June 14, 2023 until July 14, 2023. As of June 30, 2023 and December 31, 2022, the Company had $50,000 and nil borrowings under promissory note, respectively.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans amounts but no proceeds from the Trust Account would be used for the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

As of June 30, 2023 and December 31, 2022, $177,095 and $127,095 has been accrued, respectively. Upon Sponsor Handover, the Former Sponsor waived its entitlement to the payment of administrative service fee in the amount of $177,095, which was treated as a capital contribution from former Sponsor. The New Sponsor won’t charge administrative service fee to the Company.

Deferred liabilities

Deferred liabilities as of June 30, 2023 in the amount of $347,285, which was a deferred legal expense in relation to the proposed business combination, was transferred from the Company to the Former Sponsor upon Sponsor Handover.  The transfer was treated as a capital contribution from the Former Sponsor.

Note 6 - Commitments and Contingencies

Registration Rights

The holders of the Founder Shares (or its converted Class A ordinary shares), Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the Founder Shares, as described in the following paragraph, and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

On June 6, 2023, the underwriters waived its respective entitlement to the payment of deferred underwriting discount in the amount of $7,546,840.

Consulting Services Agreement

On September 26, 2022, the Company entered into an agreement with a vendor for investment banking services related to the initial Business Combination. Should the vendor advise on an investment that is successfully completed by the Company, the Company will facilitate for the vendor, or an affiliate, to have an option to acquire up to 121,065 Class B shares at a share price equal to $4.13 per share provided that (x) such shares shall be subject to the same vesting schedules (if any) as the other Class B shares issued by the Company and (y) the number of Class B shares to be offered to the vendor shall be reduced pro rata to any reduction in the number of Class B shares outstanding at the time of the closing of the Business Combination. As of June 30, 2023 and December 31, 2022, the Company incurred $0 and $18,000 for the services, of which $0 and $ 6,000 has been accrued in the accompanying balance sheets, respectively.

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

Public Warrants

As of June 30, 2023 and December 31, 2022, the Company had 10,781,201 Public Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

On June 12, 2023, the Company entered into a Warrant Exchange Agreement with Healthcare AI Acquisition LLC (the “Former Sponsor”) whereby at the time of the initial business combination, the Former Sponsor will surrender for cancelation 11,124,960 private placement warrants purchased at the time of the IPO in exchange for the Company issuing to the Former Sponsor 500,000 Class A Shares.

Note 8 - Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. On June 30, 2023, there were 5,390,599 Class A ordinary shares issued and outstanding, excluding 1,738,127 Class A ordinary shares subject to redemption. On December 31, 2022, there were no Class A ordinary shares issued or outstanding, excluding 21,562,401 shares of Class A ordinary shares subject to redemption.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 27, 2021, the Former Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration. On December 10, 2021, the underwriters partially exercised the over-allotment option. In connection with the expiration of the overallotment option on January 24, 2022, the Former Sponsor surrendered 359,400 Class B ordinary shares for no consideration. On June 12, 2023, the Former Sponsor transferred 3,184,830 Class B ordinary shares to the New Sponsor. On June 29, 2023, the Company issued an aggregate of 5,390,599 shares of its Class A ordinary shares to the holders of the Company’s Class B ordinary shares upon the conversion of an equal number of Class B Shares. The Class B Shareholders include the Former Sponsor, the New Sponsor, and four initial shareholders. The 5,390,599 Class A Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. Accordingly, as of June 30, 2023, there was one (1) Class B ordinary shares issued and outstanding, and as of December 31, 2022, there were 5,390,600 Class B ordinary shares issued and outstanding.

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

Note 9 -   Fair Value Measurements

The following table presents information about the Company’s liabilities that are measured at fair value on June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – money market funds	$18,553,504	$18,553,504	$—	$—

Total Assets	$18,553,504	$18,553,504	$—	$—

Liabilities:
Warrant liabilities – Public Warrants	$943,355	$943,355	$—	$—
Warrant liabilities – Private Placement Warrants	$973,434	$-	$973,434	$—

Total Liabilities	$1,916,789	$943,355	$973,434	$—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – money market funds	$223,048,887	$223,048,887	$—	$—

Total Assets	$223,048,887	$223,048,887	$—	$—

Liabilities:
Warrant liabilities – Public Warrants	646,872	$646,872	$—	$—
Warrant liabilities – Private Placement Warrants	667,498	—	667,498	—

Total Liabilities	$1,314,370	$646,872	$667,498	$—

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

As of June 30, 2023, the Company used the quoted market price as the fair value of the Private Warrants and the Public Warrants which are classified as Level 2 and Level 1, respectively.

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based on the Company’s review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement except the following:

On June 12, 2023 as approved by its shareholders at an extraordinary general meeting held on June 9, 2023 (the “Special Meeting”), The Company, and its trustee, Continental Stock Transfer & Trust Company amended (the “Amendment”) the Investment Management Trust Agreement, dated as of December 10, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”) and the Company, in order to allow the Company to extend the time to complete a business combination by twelve (12) additional one (1) month periods until, June 14, 2024 (the “Termination Date”) by depositing $50,000 for each one-month period. At the Special Meeting, the shareholders of the Company approved a special resolution to the Articles of Association to extend the time to consummate a business combination until June 14, 2024 and the Amendment in accordance with the Company’s Amended and Restated Memorandum of Association and Articles of Association (the “Articles of Association”).

The shareholders of the Company approved the following proposals at the Special Meeting held on June 9, 2023: (a) as a special resolution, to provide the Company the right to extend the date by which it has to complete a business combination for a series of twleve (12) one (1) month periods to June 14, 2024 (the “Extension Amendment Proposal”); (b) as a special resolution,  an amendment to the Articles of Association to remove from the Articles of Association the limitation that the Company  may not redeem Public Shares (as defined below) to the extent that such redemption would result in the Company  having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended), of less than $5,000,001 in order to allow the Company  to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation; (c as a special resolution, an amendment to the Articles of Association to provide for the right of a holder of the Company’s Class B Shares, to convert into Class A Shares on a one-for-one basis at any time and from time to time prior to the closing of a business combination at the election of the holder; and (d) as an ordinary resolution,  to allow the holders of the Class B Ordinary Shares, to directly or indirectly, transfer their Class B Ordinary Shares to a third party prior to the expiration of the applicable lock-up period.

In connection with the shareholders’ vote at the Special Meeting of shareholders held by the Company on June 9, 2023, 19,824,274 shares were tendered for redemption. As a result, approximately $208,992,255 (approximately $10.54 per share) was removed from the Company’s trust account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. Following redemptions, the Company had 1,738,127 Class A Shares outstanding, and approximately $18,323,752 remained in the Company’s trust account.

On Jun 29, 2023, the Company issued an aggregate of 5,390,599 shares of its Class A Shares to the holders of the Company’s Class B ordinary shares, par value $0.0001 per share (“Class B Shares”) upon the conversion of an equal number of Class B Shares (the “Conversion”). The 5,390,599 Class A Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering.

Following the Conversion and the redemptions, there were 7,128,726 Class A Shares issued and outstanding and one Class B Share issued and outstanding. As a result of the Conversion, the Sponsor holds approximately 45% of the Company’s outstanding Class A Shares. The issuance of Class A Shares upon the Conversion has not been registered under the Securities Act of 1933, as amended, in reliance on the exemption from registration provided by Section 3(a)(9) thereof.

On July 12, 2023, the Company deposited $50,000 into the Trust Account to extend the time to complete a business Combination to August 14, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report to “we,” “us” or the “Company” refer to Healthcare AI Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Former Sponsor” refer to Healthcare AI Acquisition, LLC, and references to the “New Sponsor” refer to Atticus Ale, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Following the closing of the Initial Public Offering on December 14, 2021, an amount of $219,936,490 ($10.20 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”), located in the United States at Citibank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and is invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market fund meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

On June 8, 2023, the Company entered into a share purchase agreement in connection with the transfer from the Form Sponsor to New Sponsor of 3,184,830 Founder Shares (the “Transfer”) which Transfer closed on June 12, 2023 (the “Sponsor Handover”), on which date an amendment to the Letter Agreement was approved to allow the transfer of Class B ordinary shares of the Company, $0.0001 par value per share (“Founder Shares”) to Class A ordinary shares, on a one-for-one basis, by its initial shareholders, including the Former Sponsor,  at any time prior to closing of business combination. On June 12, 2023, the Company approved a special resolution to the Articles of Association to extend the time to consummate a business combination until July 14, 2024, on a month-to-month basis by depositing $50,000 into the Company’s trust account for each one-month extension, up to twelve (12) times (the “New Extensions”). One the same date, the Articles of Association was also amended to remove the limitation that the Company may not redeem Public Shares to the extent that such redemption would result in the Company having net tangible assets of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation.

In connection with the Sponsor Handover, the following agreements were executed: (i) a Joinder Agreement, dated June 12, 2023, between the Company and the New Sponsor, whereby the New Sponsor agreed to become a party to the Letter Agreement and the Registration Rights Agreement and transferring to the New Sponsor, following consummation of the Company’s initial business combination, the right to appoint three members to the board of directors; and (ii) a Warrant Exchange Agreement, dated June 12, 2023, between the Sponsor and the Company whereby upon the consummation of the initial business combination, the Placement Warrants will be exchanged for 500,000 Class A Shares.

Following the Sponsor Handover, 19,824,274 shares were redeemed by public shareholders for $10.54 per share. As a result, $208,992,255 was removed from the Company’s trust account to pay such shareholders. In addition, the officers and directors that worked with the Former Sponsor were replaced by a new management team under the leadership of Mr. Zikang Wu.

On June 29, 2023, the Company issued an aggregate of 5,390,599 shares of its Class A ordinary shares, par value $0.0001 per share to the holders of the Company’s Class B ordinary shares upon the conversion of an equal number of Class B Shares. The Class B Shareholders include Former Sponsor, New Sponsor, and four initial shareholders. The 5,390,599 Class A Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. Following the Conversion, there were one (1) Class B Share issued and outstanding. As a result of the conversion, the Former Sponsor and the New Sponsor each hold 30% and 45% respectively, of the Company’s outstanding Class A Shares.

Our current management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, over-allotment, and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial business combination. There is no assurance that we will be able to complete an initial business combination successfully. We must complete one or more initial business combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into an initial business combination. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

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

We will proceed with a Business Combination if we have net tangible assets of at least $5,000,001 upon such consummation of an initial business combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of an initial business combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, we will, pursuant to the amended and restated memorandum and articles of association which we adopted upon consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing an initial business combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, we will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If we seek shareholder approval in connection with an initial business combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of an initial business combination. In addition, the initial shareholders and the New Sponsor have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Warrants and Public Shares in connection with the completion of an initial business combination.

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

Our New Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of our obligation to provide holders of our Public Shares the right to have their shares redeemed in connection with a Business Combination or to redeem 100% of our Public Shares if we do not complete our Business Combination within 18 months from the closing of the Initial Public Offering, or June 14, 2023 (the “Combination Period”) or with respect to any other provision relating to the rights of Public Shareholders, unless we provide the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2023 and December 31, 2022, we had $212 and $401,275, respectively, in our operating bank account, and working capital (deficit) of approximately $(73,251) and $468,359, respectively.

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

The Company anticipates that the cash held outside of the Trust Account as of June 30, 2023 might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans and Promissory Note (as defined in Note 5) from the New Sponsor, certain of the Company’s officers and directors (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

As of the date of this filing, the Company has until August 14, 2023 to consummate a business combination (the “Termination Date”). The Company may elect to extend the Termination Date until June 14, 2024 on a month-to-month basis by depositing $50,000 per one-month extension into the trust account. It is uncertain that the Company will be able to consummate a business combination by Termination Date. If a business combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB ASU 2014-15, management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

The Company can raise additional capital through Working Capital Loans from the New Sponsor, certain of the Company’s officers, and directors (see Note 5), or through loans from third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Initial Public Offering and Business Combination. Following the Initial Public Offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the Initial Public Offering. There was a significant decrease in Trust account balance, from $ 225,411,726 as of March 31, 2023 to $ 18,603,504 as of June 30, 2023, as a result of redemption of 19,824,274 class A ordinary shares in total amount of $208,992,255 from trust account following the Sponsor Handover. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our unaudited condensed financial statements. After the Initial Public Offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of the Initial Public Offering.

For the three and six months ended June 30, 2023, we had net income of $3,421,457 and  $3,195,748, respectively, which consisted of interest income on investments held in the Trust Account of $2,134,033 and  4,496,872, respectively, offset by formation and operating costs of $300,773 and $698,705, respectively change in fair value of warrant liability of $1,588,197 and  $(602,419), respectively.

For the three and six months ended June 30, 2022, we had net income of $1,482,308 and $9,184,550, respectively, which consisted of which consisted of interest income on investments held in the Trust Account of $288,101 and  $301,900, respectively, offset by, change in fair value of warrant liability of $1,463,332 and $9,419,650, respectively,  a change in fair value of overallotment liability of nil and $155,881, respectively and formation and operating costs of $269,125 and $692,881, respectively.

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination or our liquidation, the Company began to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. Upon Sponsor Handover, the Former Sponsor forgave the unpaid service fees, which was treated as capital contribution from the former Sponsor. And the New Sponsor has agreement not to charge an administrative service fee from the Company. For the three and six months ended June 30, 2023, the Company recognized $20,000 and $50,000 for the administrative support services expense, respectively. For the three and six months ended June 30, 2022, the Company recognized $30,000 and $60,000 for the administrative support services expense, respectively.

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

On June 6, 2023, the underwriters waived their respective entitlement to the payment of deferred underwriting discount in the amount of $7,546,840.

Consulting Services Agreement

On September 26, 2022, the Company entered into an agreement with a vendor for investment banking services related to the initial Business Combination. Should the vendor advise on an investment that is successfully completed by the Company, the Company will facilitate for the vendor, or an affiliate, to have an option to acquire up to 121,065 Class B shares at a share price equal to $4.13 per share provided that (x) such shares shall be subject to the same vesting schedules (if any) as the other Class B shares issued by the Company and (y) the number of Class B shares to be offered to the vendor shall be reduced pro rata to any reduction in the number of Class B shares outstanding at the time of the closing of the Business Combination. As of June 30, 2023, and December 31, 2022, the Company incurred $0 and $18,000 for the services, of which $0 and $6,000 has been accrued in the accompanying balance sheets, respectively.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, 1,738,127 and 21,562,401 Class A ordinary shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheet. The dissolution expense of $100,000 is not included in the redemption value of the shares subject to redemption since it is only taken into account in the event of the Company’s liquidation.

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

Net (Loss) Income Per Ordinary Share

We comply with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of shares of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At June 30, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted (loss) income per ordinary share is the same as basic (loss) income per ordinary share for the period presented.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to material weaknesses in analyzing complex financial instruments, specifically the valuation of warrant liabilities, and recording of accounts payable and accrued expenses. In light of the material weaknesses described above, we performed additional analysis deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

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

If we were deemed to be an investment company for purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”), we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company.

There is currently uncertainty concerning the applicability of the Investment Company Act to a special purpose acquisition company (“SPAC”) and we may in the future be subject to a claim that we have been operating as an unregistered investment company. If we are deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHCARE AI ACQUISITION CORP.

By:	/s/ Zikang Wu
Name:	Zikang Wu
Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

