Form 10-Q
period 2023-09-30
Healthcare AI Acquisition Corp.
filed 2023-11-14
CIK 1848861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, there were 591,851 Class A ordinary shares, par value $0.0001 per share, and 1 Class B ordinary share, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

HEALTHCARE AI ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Cash on hand	$212	$401,275
Prepaid expenses	19,288	222,834
Total current assets	19,440	624,109
Cash and marketable securities held in Trust Account	6,514,571	223,048,887
Total assets	$6,534,011	$223,672,996

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$206,095	$28,655
Promissory Note - Related Party	216,449	-
Due to related party	7,670	127,095
Total current liabilities	430,214	155,750
Warrant liability	963,871	1,314,370
Deferred liabilities	-	317,285
Deferred underwriting commissions	-	7,546,840
Total liabilities	1,394,085	9,334,245

Commitments and Contingencies (Note 6)
Class A ordinary share subject to possible redemption, 591,851 and 21,562,401 shares at redemption value of $11.01 and $10.20 as of September 30, 2023 and December 31, 2022, respectively	6,514,571	223,048,887

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value;500,000,000 shares authorized; 5,390,599 and 0 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively (excluding 591,851 and 21,562,401 shares subject to possible redemption, respectively)	539	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1 and 5,750,000 shares issued and outstanding, respectively	-	539
Additional paid-in capital	524,380	-
Accumulated deficit	(1,899,564)	(8,710,675)
Total shareholders’ equity	(1,374,645)	(8,710,136)

Total Liabilities and Shareholders’ Equity	$6,534,011	$223,672,996

HEALTHCARE AI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022

Formation and operating costs	$287,523	$261,873	$986,228	$954,754
Loss from operations	(287,523)	(261,873)	(986,228)	(954,754)

Other income:
Interest income on marketable securities held in Trust Account	163,452	(219,062)	4,660,324	9,200,588
Change in FV of warrant liability	952,918	973,225	350,499	1,275,125
Change in FV of overallotment option	-	-	-	155,881
Other income	1,116,370	754,163	5,010,823	10,631,594
Net income	$828,847	$492,290	$4,024,595	$9,676,840

Basic and diluted weighted average shares outstanding, Class A common stock	6,505,750	21,562,401	14,983,166	21,562,401
Basic and diluted net income per common share, Class A common stock	$0.13	$0.02	$0.22	$0.36
Basic and diluted weighted average shares outstanding, Class B common stock	1	5,390,600	3,554,242	5,420,879
Basic and diluted net income per common share, Class B common stock	$0.13	$0.02	$0.22	$0.36

HEALTHCARE AI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A		Class B		Additional		Total
	Ordinary Share		Ordinary Share		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	-	$-	5,390,600	$539	$-	$(8,710,675)	$(8,710,136)
Accretion of interest earned on trust account to common stock subject to possible redemption	-	-	-	-	-	(2,362,839)	(2,362,839)
Net loss	-	-	-	-	-	(225,709)	(225,709)
Balance as of March 31, 2023	-	$-	5,390,600	$539	$-	$(11,299,223)	$(11,298,684)
Conversion of class B shares to class A shares.	5,390,599	539	(5,390,599)	(539)	-	-	-
Accretion of interest earned on trust account to common stock subject to possible redemption	-	-	-	-	-	(2,134,033)	(2,134,033)
Capital contribution	-	-	-	-	524,380	-	524,380
Forgive of deferred underwriter discount	-	-	-	-	-	7,546,840	7,546,840
Net income	-	-	-	-	-	3,421,457	3,421,457
Balance as of June 30, 2023	5,390,599	$539	1	$(0)	$524,380	$(2,464,959)	$(1,940,040)
Net loss	-	-	-	-	-	-	-
Balance as of September 30 ,2023	5,390,599	$539	1	$(0)	$524,380	$(1,899,564)	$(1,374,645)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	-	$-	5,750,000	$575	$—	$(18,394,557)	$(18,393,982)
Forfeiture of 359,400 Class B ordinary shares upon expiration of overallotment option	—	—	(359,400)	(36)	—	36	—
Net income	—	—	—	—	—	7,702,242	7,702,242
Balance as of March 31, 2022	—	—	5,390,600	539	—	(10,692,279)	(10,691,740)
Re-measurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(301,900)	(301,900)
Net income	—	—	—	—	—	1,482,308	1,482,308
Balance as of June 30, 2022	—	$—	5,390,600	$539	$—	$(9,511,871)	$(9,511,332)
Re-measurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(973,225)	(973,225)
Net income	—	—	—	—	—	492,290	492,290
Balance as of September 30, 2022	—	$—	5,390,600	$539	$—	$(9,992,806)	$(9,992,267)

HEALTHCARE AI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,024,595	$9,676,840
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,660,324)	(1,275,125)
Change in warrant liability	(350,499)	(9,200,588)
Change in overallotment liability	-	(155,881)
Changes in operating assets and liabilities:
Prepaid assets	203,606	390,540
Accrued offering costs and expenses	177,440	(1,355,859)
Due to related party	174,119	90,000
Deferred liabilities	30,000	42,000
CASH PROVIDED BY OPERATING ACTIVITIES	(401,063)	(1,788,073)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of promissory note to related party	-	(246,766)
CASH PROVIDED BY FINANCING ACTIVITIES	-	(246,766)

NET INCREASE IN CASH	(401,063)	(2,034,839)
CASH AT BEGINNING OF PERIOD	401,275	2,500,000
CASH AT END OF PERIOD	$212	$465,161

Supplemental disclosure of noncash investing and financing activities:
Forfeiture of 359,400 Class B ordinary shares upon expiration of overallotment option	$-	$36
Accretion of carrying value on shares to CSSR	$4,760,324	$1,275,125
Deferred underwriting payable forgave	$7,546,840	$-
Administrative service fee forgave by related party charge to additional paid in capital	$177,095	$-
Deferred offering costs assumed by related party charge to additional paid in capital	$347,285	$-
Redemption of shares from marketable securities held in trust account	$221,294,640	$-
Promissory loan from sponsor for extension	$100,000	$-

HEALTHCARE AI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from February 12, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering are described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering of Company’s securities (“IPO”).

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

The Company originally had 18 months from the closing of the IPO to consummate the initial Business Combination (the “Combination Period”). If the Company has not consummated an initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial Business Combination within the Combination Period.

On June 8, 2023, the Company entered into a share purchase agreement in connection with the transfer from the Sponsor to Atticus Ale, LLC (the “New Sponsor”) of 3,184,830 Founder Shares (the “Transfer”) which Transfer closed on June 12, 2023 (the “Sponsor Handover”), on which date an amendment to the Letter Agreement was approved to allow the transfer of Class B ordinary shares of the Company, $0.0001 par value per share (“Founder Shares”) to Class A ordinary shares, on a one-for-one basis, by its initial shareholders, including the Sponsor,  at any time prior to closing of business combination. On June 12, 2023, the Company approved a special resolution to the Articles of Association to extend the time to consummate a business combination until June 14, 2024, on a month-to-month basis by depositing $50,000 into the Company’s trust account for each one-month extension, up to twelve (12) times (the “New Extensions”). On the same date, the Articles of Association was also amended to remove the limitation that the Company may not redeem Public Shares to the extent that such redemption would result in the Company having net tangible assets of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation.

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

In connection with the shareholders’ vote at the Special Meeting of Shareholders held by the Company on August 11, 2023, 1,146,276 shares were further tendered for redemption. As a result, approximately $12,302,385 (approximately $10.73 per share) was removed from the Company’s Trust Account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. Immediate following redemptions, the Company had 591,851 Class A Shares outstanding, and one Class B Share outstanding, and approximately $6,352,029 remain in the Company’s Trust Account.

Liquidity, Capital Resources and Going Concern

As of September 30, 2023 and December 31, 2022, the Company had $212 and $401,275, respectively, in its operating bank account, and working capital (deficit) of $73,251 and $468,359, respectively.

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

The Company anticipates that the cash held outside of the Trust Account as of September 30, 2023 might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, any additional Working Capital Loans and promissory notes (as defined in Note 5) from the New Sponsor, certain of the Company’s new officers and directors (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

The Company originally had until June 14, 2023 to consummate a business combination. After the approval of a special resolution, the Company has the right to extend the date by which it has to complete a business combination to June 14, 2024 on a month-by-month basis by depositing into the Company’s trust account held by the Trustee the amount of $50,000 for each one-month extension. In connection with the shareholders’ vote at the Special Meeting of Shareholders held by the Company on August 11, 2023, a special resolution was approved to further extend the date by which it has to complete a business combination to December 14, 2024 with no additional payment to the trust account. It is uncertain that the Company will be able to consummate a business combination by either the date of consummation of a business combination or December 14, 2024. If a business combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB ASU2014-15, management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

The Company can raise additional capital through Working Capital Loans and Promissory Notes from the New Sponsor, certain of the Company’s new officers, and directors (see Note 5), or through loans from third parties. None of the New Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $212 and $401,275 in cash held in its operating account as of September 30, 2023 and December 31, 2022, respectively. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Cash and Investments Held in Trust Account

At September 30, 2023 and December 31, 2022, the Company held $ 6,514,571 and $223,048,887 in the Trust Account assets which consisted entirely of investments in money market funds and cash, respectively.  Following the Sponsor Handover, 19,824,274 and 1,146,276 shares were redeemed by public shareholders for $10.54 and $10.73 per share, respectively. As a result, $208,992,255 and $12,302,385 was removed from the Company’s trust account to pay such shareholders on June 13, 2023 and August 11, 2023, respectively. Investments in money market funds are recognized at fair value and are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Net (Loss) Income Per Ordinary Share

The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. On September 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted (loss) income per ordinary share is the same as basic (loss) income per ordinary share for the period presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of ordinary share:

	For the Three Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$828,847	$-	$393,832	$98,458
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	6,505,750	1	21,562,401	5,390,600

Basic and diluted net (loss) income per ordinary share	$0.13	$0.13	$0.02	$0.02

	For the Nine months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$3,252,945	$771,650	$7,732,785	$1,944,055
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	14,983,166	3,554,242	21,562,401	5,420,879

Basic and diluted net (loss) income per ordinary share	$0.22	$0.22	$0.36	$0.36

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

As of September 30, 2023 and December 31, 2022, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$215,624,010
Overfunding from private placement	4,312,480
Less:
Proceeds allocated to Public Warrants	(12,506,193)
Class A ordinary shares issuance	(12,115,066)
Proceeds allocated to overallotment liability	(201,264)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	27,934,920

Contingently redeemable ordinary shares as of December 31, 2022	223,048,887
Less:
Redemption of Class A ordinary shares	(221,294,640)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	4,760,323

Contingently redeemable ordinary shares as of September 30, 2023	$6,514,570

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

Stock Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation—Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred. The Company has recognized no stock-based compensation expense during the period from February 12, 2021 (inception) through September 30, 2023.

Recently Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2023.

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

Note 4 - Private Placement

Simultaneously with the closing of the IPO, the Former Sponsor purchased an aggregate of 11,124,960 warrants at a price of $1.00 per warrant (the “Private Placement Warrants”), for an aggregate purchase price of $11,124,960

A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will be worthless (See Note 7).

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

Promissory Note — Related Party

On February 23, 2021, the Former Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2022 or the closing of the IPO. On April 20, 2022, the Company paid $246,766 to the Former Sponsor in full repayment of the promissory note. On June 15, 2023 and July 14, 2023, the New Sponsor loaned the Company a total of $100,000 pursuant to a non-interest bearing and unsecured promissory note amounted to $100,000 that is due upon closing of an initial Business Combination. As a result, the Company extended the time available to the Company to consummate its initial business combination from June 14, 2023 until August 14, 2023. During the three months ended September 30, 2023, the New Sponsor loaned a total of $116,449 to the Company pursuant to a non-interest bearing and unsecured promissory note amount to $150,000 that is due upon closing of an initial Business Combination. As of September 30, 2023 and December 31, 2022, the Company had $216,449 and nil borrowings under promissory note, respectively.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans amounts but no proceeds from the Trust Account would be used for the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of September 30, 2023 and December 31, 2022, the Company had 7,670 and nil borrowings under the New Sponsor’s Working Capital Loans.

Administrative Service Fee

Commencing on December 9, 2021, the effective date of the Company’s registration statement for IPO, the Company will pay the Former Sponsor $10,000 per month for office space, utilities, secretarial and administrative services provided to the members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

As of the date of Sponsor Handover and December 31, 2022, $177,095 and $127,095 has been accrued, respectively. Upon Sponsor Handover, the Former Sponsor waived its entitlement to the payment of administrative service fee in the amount of $177,095, which was treated as a capital contribution from former Sponsor. The New Sponsor won’t charge administrative service fee to the Company.

Deferred liabilities

Deferred liabilities as of the date of Sponsor Handover in the amount of $347,285, which was a deferred legal expense in relation to the proposed business combination, was transferred from the Company to the Former Sponsor upon Sponsor Handover.  The transfer was treated as a capital contribution from the Former Sponsor.

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

Consulting Services Agreement

On September 26, 2022, the Company entered into an agreement with a vendor for investment banking services related to the initial Business Combination. Should the vendor advise on an investment that is successfully completed by the Company, the Company will facilitate for the vendor, or an affiliate, to have an option to acquire up to 121,065 Class B shares at a share price equal to $4.13 per share provided that (x) such shares shall be subject to the same vesting schedules (if any) as the other Class B shares issued by the Company and (y) the number of Class B shares to be offered to the vendor shall be reduced pro rata to any reduction in the number of Class B shares outstanding at the time of the closing of the Business Combination. Following the Sponsor Handover, the Consulting Service Agreement was terminated at the time of the Sponsor Handover. As of September 30, 2023 and December 31, 2022, the Company incurred $0 and $18,000 for the services, of which $0 and $ 6,000 has been accrued in the accompanying balance sheets, respectively.

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

Public Warrants

As of September 30, 2023 and December 31, 2022, the Company had 10,781,201 Public Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Note 8 - Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. On September 30, 2023, there were 5,390,599 Class A ordinary shares issued and outstanding, excluding 591,851 Class A ordinary shares subject to redemption. On December 31, 2022, there were no Class A ordinary shares issued or outstanding, excluding 21,562,401 shares of Class A ordinary shares subject to redemption.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 27, 2021, the Former Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration. On December 10, 2021, the underwriters partially exercised the over-allotment option. In connection with the expiration of the overallotment option on January 24, 2022, the Former Sponsor surrendered 359,400 Class B ordinary shares for no consideration. On June 12, 2023, the Former Sponsor transferred 3,184,830 Class B ordinary shares to the New Sponsor. On June 29, 2023, the Company issued an aggregate of 5,390,599 shares of its Class A ordinary shares to the holders of the Company’s Class B ordinary shares upon the conversion of an equal number of Class B Shares. The Class B Shareholders include the Former Sponsor, the New Sponsor, and four initial shareholders. The 5,390,599 Class A Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. Accordingly, as of September 30, 2023, there was one (1) Class B ordinary shares issued and outstanding, and as of December 31, 2022, there were 5,390,600 Class B ordinary shares issued and outstanding.

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

Note 9 -   Fair Value Measurements

The following table presents information about the Company’s liabilities that are measured at fair value on September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – money market funds	$6,514,571	$6,514,571	$—	$—

Total Assets	$6,514,571	$6,514,571	$—	$—

Liabilities:
Warrant liabilities – Public Warrants	$474,373	$474,373	$—	$—
Warrant liabilities – Private Placement Warrants	$489,498	$-	$489,498	$—

Total Liabilities	$963,871	$474,373	$489,498	$—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – money market funds	$223,048,887	$223,048,887	$—	$—

Total Assets	$223,048,887	$223,048,887	$—	$—

Liabilities:
Warrant liabilities – Public Warrants	646,872	$646,872	$—	$—
Warrant liabilities – Private Placement Warrants	667,498	—	667,498	—

Total Liabilities	$1,314,370	$646,872	$667,498	$—

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

As of September 30, 2023, the Company used the quoted market price as the fair value of the Private Warrants and the Public Warrants which are classified as Level 2 and Level 1, respectively.

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

Following the Sponsor Handover, 19,824,274 and 1,146,276 shares were redeemed by public shareholders for $10.54 and $10.73 per share, respectively. As a result, $208,992,255 and $12,302,385 was removed from the Company’s trust account to pay such shareholders, respectively. In addition, the officers and directors that worked with the Former Sponsor were replaced by a new management team under the leadership of Mr. Zikang Wu.

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

In connection with the shareholders’ vote at the Special Meeting of Shareholders held by the Company on August 11, 2023, 1,146,276 shares were tendered for redemption. As a result, approximately $12,302,385 (approximately $10.73 per share) was removed from the Company’s Trust Account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. Following redemptions, the Company has 591,851 Class A Shares outstanding, and one Class B Share outstanding, and approximately $6,352,029 will remain in the Company’s Trust Account.

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

We will proceed with a Business Combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of an initial business combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, we will, pursuant to the amended and restated memorandum and articles of association which we adopted upon consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing an initial business combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, we will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If we seek shareholder approval in connection with an initial business combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of an initial business combination. In addition, the initial shareholders and the New Sponsor have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Warrants and Public Shares in connection with the completion of an initial business combination.

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

Our New Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of our obligation to provide holders of our Public Shares the right to have their shares redeemed in connection with a Business Combination or to redeem 100% of our Public Shares if we do not complete our Business Combination by December 14, 2024 (the “Combination Period”) or with respect to any other provision relating to the rights of Public Shareholders, unless we provide the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2023 and December 31, 2022, we had $212 and $401,275, respectively, in our operating bank account, and working capital (deficit) of approximately $(410,774) and $468,359, respectively.

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

The Company anticipates that the cash held outside of the Trust Account as of September 30, 2023 might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans and Promissory Note (as defined in Note 5) from the New Sponsor, certain of the Company’s officers and directors (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

As of the date of this filing, the Company has until December 14, 2024 to consummate a business combination (the “Termination Date”). It is uncertain that the Company will be able to consummate a business combination by Termination Date. If a business combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB ASU 2014-15, management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Initial Public Offering and Business Combination. Following the Initial Public Offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the Initial Public Offering. There was a significant decrease in Trust account balance, from $ 225,411,726 as of March 31, 2023 to $6,514,571 as of September 30, 2023, as a result of redemption of 20,970,550 class A ordinary shares in total amount of $221,294,640 from trust account following the Sponsor Handover. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our unaudited condensed financial statements. After the Initial Public Offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of the Initial Public Offering.

For the three and nine months ended September 30, 2023, we had net income of $828,847 and $4,024,595, respectively, which consisted of interest income on investments held in the Trust Account of $163,452 and  $4,660,324, respectively, offset by formation and operating costs of $287,523 and $986,228, respectively change in fair value of warrant liability of $952,918 and  $350,499, respectively.

For the three and nine months ended September 30, 2022, we had net income of $492,290 and $9,676,940, respectively, which consisted of interest income on investments held in the Trust Account of $973,225 and $1,275,125, respectively, change in fair value of warrant liability of $219,062 and $9,200,588, respectively, a change in fair value of overallotment liability of nil and $155,881, respectively and formation and operating costs of $261,873 and $954,754, respectively.

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination or our liquidation, the Company began to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. Upon Sponsor Handover, the Former Sponsor waived the unpaid service fees, which was treated as capital contribution from the former Sponsor. And the New Sponsor has agreed not to charge an administrative service fee from the Company. For the three and nine months ended September 30, 2023, the Company recognized nil and $50,000 for the administrative support services expense, respectively. For the three and nine months ended September 30, 2022, the Company recognized $30,000 and $90,000 for the administrative support services expense, respectively.

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

Consulting Services Agreement

On September 26, 2022, the Company entered into an agreement with a vendor for investment banking services related to the initial Business Combination. Should the vendor advise on an investment that is successfully completed by the Company, the Company will facilitate for the vendor, or an affiliate, to have an option to acquire up to 121,065 Class B shares at a share price equal to $4.13 per share provided that (x) such shares shall be subject to the same vesting schedules (if any) as the other Class B shares issued by the Company and (y) the number of Class B shares to be offered to the vendor shall be reduced pro rata to any reduction in the number of Class B shares outstanding at the time of the closing of the Business Combination. The Consulting Service Agreement was terminated following the Sponsor Handover. As of September 30, 2023, and December 31, 2022, the Company incurred $0 and $18,000 for the services, of which $0 and $6,000 has been accrued in the accompanying balance sheets, respectively.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, 591,851 and 21,562,401 Class A ordinary shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheet. The dissolution expense of $100,000 is not included in the redemption value of the shares subject to redemption since it is only taken into account in the event of the Company’s liquidation.

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

Net (Loss) Income Per Ordinary Share

We comply with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of shares of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At September 30, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted (loss) income per ordinary share is the same as basic (loss) income per ordinary share for the period presented.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to material weaknesses in analyzing complex financial instruments, specifically the valuation of warrant liabilities, and recording of accounts payable and accrued expenses. In light of the material weaknesses described above, we performed additional analysis deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HEALTHCARE AI ACQUISITION CORP.

November 14, 2023	By:	/s/ Zikang Wu
	Name:	Zikang Wu
	Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

