Form 10-Q/A
period 2023-09-30
Healthcare AI Acquisition Corp.
filed 2023-12-04
CIK 1848861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of November 14, 2023, there were 5,390,599 Class A ordinary shares, par value $0.0001 per share, and 1 Class B ordinary share, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

Explanatory Note

This amendment to Form 10-Q for the quarter ended September 30, 2023 is being filed solely to correct the cover page to reflect that there are 5,390,599 Class A ordinary shares, par value $0.0001 per share, and 1 Class B ordinary share, par value $0.0001 per share, issued and outstanding.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHCARE AI ACQUISITION CORP.

December 4, 2023	By:	/s/ Zikang Wu
	Name:	Zikang Wu
	Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

3