Form 10-K
period 2023-12-31
Healthcare AI Acquisition Corp.
filed 2024-04-17
CIK 1848861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒     No ☐

The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed as of June 30, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter), was approximately $6,315,050.

As of April 15, 2024, there were 5,390,599 of the Registrant’s Class A ordinary shares and 1 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

•

“amended and restated memorandum and article of association” are to the amended and restated memorandum and articles of association that the company adopted on the date of our initial public offering, as amended;

•	“Companies Act” are to the Companies Act (as amended) of the Cayman Islands as the same may be amended from time to time;

•	“Former Sponsor” is our former sponsor, Healthcare AI Acquisition, LLC, a Cayman Islands limited liability company;

•

“founder shares” are to our Class B ordinary shares initially issued to our former sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

•

“initial shareholders” are to the holders of our founder shares immediately prior to our initial public offering, including our former sponsor, Healthcare AI Acquisition, LLC, a Cayman Islands limited liability company;

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

•

“private placement warrants” are to the warrants issued to our former sponsor in a private placement simultaneously with the closing of our initial public offering and upon conversion of working capital loans, if any;

•

“public shares” are to our Class A ordinary shares sold as part of the units in our former public offering (whether they were purchased in our initial public offering or thereafter in the open market);

•

“public shareholders” are to the holders of our public shares, including our former sponsor, Sponsor and management team to the extent our Sponsor and/or members of our management team purchase public shares, provided that our Sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

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

•	“sponsor” are to Atticus Ale, LLC, sometimes referred to as “New Sponsor”;

•	“warrants” are to our public warrants and private warrants; and

•	“we,” “us,” “our,” “company” or “our company” are to Healthcare AI Acquisition Corp., a Cayman Islands exempted company.

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

Initial Public Offering

On December 14, 2021, we consummated our initial public offering 21,562,401 units, each unit consisting of one Class A Ordinary share, par value $0.0001 per share (“Class A Shares”) and one-half of one redeemable warrant, including the issuance of 1,562,401 units as a result of the underwriters’ partial exercise of the over-allotment option (the “Units” and, with respect to the ordinary shares and warrants included in the Units being offered, the “Public Shares” and “Public Warrants,” respectively), at $10.00 per Unit, generating gross proceeds of $215,624,010.

Simultaneously with the closing of the IPO, the Company consummated the sale of 11,124,960 warrants (the “Private Placement Warrants”), (including 624,960 Private Placement Warrants in connection with the partial exercise of the underwriters’ overallotment option), at a price of $1.00 per Private Placement Warrant in a private placement to the former Sponsor, generating gross proceeds of $11,124,960.

A total of $219,936,490 ($10.20 per Unit), from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was placed in the trust account maintained by Continental, acting as trustee.

Sponsor Handover

On June 8, 2023, the Company entered into a share purchase agreement in connection with the transfer from the former Sponsor to Atticus Ale, LLC (the “Sponsor”) of 3,184,830 Founder Shares (the “Transfer”) which Transfer closed on June 12, 2023 (the “Sponsor Handover”), on which date an amendment to the Letter Agreement was approved to allow the transfer of Class B ordinary shares of the Company, $0.0001 par value per share (“Founder Shares” or “Class B Shares”) to Class A Shares, on a one-for-one basis, by its initial shareholders, including the Sponsor, at any time prior to closing of business combination. On June 12, 2023, the Company approved a special resolution to the Articles of Association to extend the time to consummate a business combination until June 14, 2024, on a month-to-month basis by depositing $50,000 into the Company’s trust account for each one-month extension, up to twelve (12) times (the “New Extensions”). On the same date, the Articles of Association was also amended to remove the limitation that the Company may not redeem Public Shares to the extent that such redemption would result in the Company having net tangible assets of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation.

In connection with the Sponsor Handover, the following agreements were executed: (i) a Joinder Agreement, dated June 12, 2023, between the Company and the New Sponsor, whereby the New Sponsor agreed to become a party to the Letter Agreement and the Registration Rights Agreement and transferring to the New Sponsor, following consummation of the Company’s initial business combination, the right to appoint three members to the board of directors; and (ii) a Warrant Exchange Agreement, dated June 12, 2023, between the former Sponsor and the Company whereby upon the consummation of the initial business combination, the Placement Warrants will be exchanged for 500,000 Class A Shares. Following the Sponsor Handover, 19,824,274 shares were redeemed by public shareholders for $10.54 per share. As a result, $208,992,255 was removed from the Company’s trust account to pay such shareholders. In connection with the Sponsor Handover, Citigroup Global Markets Inc. and Jefferies LLC, waived their respective entitlement to the payment of any Deferred Discount (as such term is defined therein) to be paid under the terms of Section 2(c) and Section 5(bb) of the Underwriting Agreement dated December 9, 2021.

Founder Share Conversion

On June 29, 2023, the Company issued an aggregate of 5,390,599 shares of its Class A Shares to the holders of the Company’s Class B Shares upon the conversion of an equal number of Class B Shares (the “Conversion”). The Class B Shareholders include Healthcare AI Acquisition, LLC, the former sponsor of the Company (the “Former Sponsor”), Atticus Ale, LLC (“Sponsor”), and four initial shareholders. The 5,390,599 Class A Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. Following the Conversion, there were 7,128,726 Class A Shares issued and outstanding and one Class B Share issued and outstanding. As a result of the Conversion, the Former Sponsor and the Sponsor each hold 30% and 45% respectively, of the Company’s outstanding Class A Shares. The issuance of Class A Shares upon the Conversion had not been registered under the Securities Act of 1933, as amended, in reliance on the exemption from registration provided by Section 3(a)(9) thereof.

Extension of our Business Combination Period

On August 11, 2023, the Company held an extraordinary general meeting where a proposal was approved as a special resolution, giving the Company the right to extend the date by which it has to complete a business combination to December 14, 2024 with no additional amounts to be deposited into the Company’s Trust Account. In connection with the shareholders’ vote at the Special Meeting of Shareholders held by the Company on August 11, 2023, 1,146,276 shares were further tendered for redemption. As a result, approximately $12,302,385 (approximately $10.73 per share) was removed from the Company’s Trust Account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. Immediate following redemptions, the Company had 5,390,599 Class A Shares outstanding, and one Class B Share outstanding, and approximately $6,352,029 remain in the Company’s Trust Account.

Effecting Our Business Combination

Our process of identifying acquisition targets will leverage our team’s unique industry experiences, proven deal sourcing capabilities and broad and deep network of relationships in numerous industries, including executives and management teams, private equity groups and other institutional investors, large business enterprises, lenders, investment bankers and other investment market participants, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of Business Combination opportunities. We expect that the collective experience, capability and network of our directors and officers, combined with their individual and collective reputations in the investment community, will help to create prospective Business Combination opportunities.

We believe our management team is well positioned to identify unique potential target companies. Our selection process leverages our relationships with senior executives of private and public companies, as well as investment banking firms, of which we believe should provide us with a key competitive advantage in sourcing potential business combination targets. Given our profile and dedicated industry approach, we anticipate that in addition to our targets identified through our thematic research, target business candidates may be brought to our attention from various unaffiliated sources, and in particular investors in other private and public companies within our networks. Our management team proactively searches for unique opportunities that are best positioned for our initial business combination. We believe that our management team’s reputation, experience and track record of making investments in the healthcare space will make us a preferred partner for these potential targets.

In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

We may engage professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our team determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our team determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our Business Combination (regardless of the type of transaction that it is). None of our Sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective Business Combination target in connection with a contemplated acquisition of such target by us.

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

To further minimize conflicts of interest, we will not consummate an initial business combination with an entity that is affiliated with any of our officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority, or FINRA, or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

In addition, our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. Our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

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

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

Financial Position

As of December 31, 2023, we had $6,539,002 available to consummate an initial business combination, after payment of the estimated expenses of our initial public offering. Citigroup Global Markets Inc. and Jefferies LLC, waived their respective entitlement to the payment of any Deferred Discount (as such term is defined therein) to be paid under the terms of Section 2(c) and Section 5(bb) of the Underwriting Agreement dated December 9, 2021, which would have amounted to $7,546,840 of deferred underwriting fees. With these funds available for a business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from our directors’ and officers’ connections with international businesses, as well as various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay our sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be no less than $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 14, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. Since the initial shareholders hold in excess of 65% of the outstanding shares, we would not need to rely on any public shareholder to vote for the Business Combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 14, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only 18 months from the closing of our initial public offering to consummate an initial business combination. If we have not consummated an initial business combination by December 14, 2024, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by December 14, 2024. Our amended and restated memorandum and articles of association provide that, if a resolution of the company’s shareholders is passed pursuant to the Companies Act of the Cayman Islands to commence the voluntary liquidation of the company, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by December 14, 2024 (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 14, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer or director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from the promissory note from our related parties available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our initial public offering, over-allotment and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be at least $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.20. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by December 14, 2024, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 14, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by December 14, 2024, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

Facilities

We currently maintain our executive offices at 651 N. Broad St., Suite 206, Middletown DE 19709 at no cost. We consider our current office space adequate for our current operations.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Risks Related to Being Deemed an Investment Company

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

Our initial shareholders beneficially own, on an as-converted basis, [75]% of our outstanding ordinary shares following the completion of our initial public offering. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if a simple majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. We will not need additional holders of public shares to vote in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will ensure that we will receive the requisite shareholder approval for such initial business combination.

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

The requirement that we consummate an initial business combination by December 14, 2024, may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our business combination deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by December 14, 2024. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate an initial business combination by December 14, 2024, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination by December 14, 2024. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if resolution of the company’s shareholders is passed pursuant to the Companies Act of the Cayman Islands to commence the voluntary liquidation of the company, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.20 per public share, or less than $10.20 per public share, on the redemption of their shares, and our warrants will expire worthless. See “Item 1A “Risk Factors-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

Because our trust account contains $10.20 per ordinary share, public shareholders may be more incentivized to redeem their public shares than the public shareholders of other blank check companies.

Our trust account contains $10.20 per ordinary share totaling $219,936,490. This is different than some other similarly structured blank check companies for which the trust account only contains $10.00 per public share. As a result of the additional funds receivable by public shareholders upon redemption of public shares, our public shareholders may be more incentivized to redeem their public shares when they have an opportunity to do so, including in connection with the completion of our initial business combination and in connection with certain other shareholder votes, if any, as described elsewhere in this Report.

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

In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See Item 1 “Business-Permitted Purchases and Other Transactions with Respect to Our Securities” for a description of how our sponsor, directors, executive officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See Item 1 “Business-Business Strategy-Effecting Our Initial Business Combination-Tendering Share Certificates in Connection with a Tender Offer or the Exercise of Redemption Rights.”

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

We have encountered and expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering, over-allotment and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See Item 1A “Risk Factors-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

If the net proceeds of our initial public offering, over-allotment and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until December 14, 2024, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

As of December 31, 2023, we had approximately $212 in cash held outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team are sufficient to allow us to operate until December 14, 2024; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.20 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See Item 1A “Risk Factors-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein. As of December 31, 2023 and 2022, the Company had $135,745 borrowings under the New Sponsor’s Working Capital Loans.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination by December 14, 2024, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.20 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to the registration statement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

If we have not consummated an initial business combination by December 14, 2024, our public shareholders may be forced to wait beyond such 18 months before redemption from our trust account.

If we have not consummated an initial business combination by December 14, 2024, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 18 months from the closing of our initial public offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of their redemption or any liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon their redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if a resolution of the company’s shareholders is passed pursuant to the Companies Act of the Cayman Islands to commence the voluntary liquidation of the company, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or initial shareholders, which may raise potential conflicts of interest. Our directors also serve as officers and board members for other entities, including, without limitation, those described under Item 10 “Conflicts of Interest.” Our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in Item 1 “Business-Effecting Our Initial Business Combination-Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

On February 23, 2021, the former sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. On October 27, 2021, we effected a share surrender resulting in our former sponsor surrendering 1,437,500 Class B ordinary shares. On June 29, 2023, the Company issued an aggregate of 5,390,599 shares of its Class A Shares to the holders of the Company’s Class B ordinary shares. As a result of such share surrender, there was one Class B Share as of December 31, 2023. Prior to the initial investment in the company of $25,000 by our former sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, there are an aggregate of 11,124,960 private placement warrants (including 624,960 private placement warrants in connection with the partial exercise of the underwriters’ option to purchase additional 1,562,401 Units), each exercisable to purchase one Class A Ordinary Share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant (the “Private Placement Warrants”) generating gross proceeds of $11,124,960. In connection with the Sponsor Handover, the Company entered into an agreement whereby at the time of the initial business combination, the former sponsor will surrender for cancelation 11,124,960 Private Placement Warrants in exchange for the Company issuing to the former sponsor 500,000 Class A Shares. If we do not consummate an initial business combination by December 14, 2024, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 18-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2023, we had $212 in our operating bank account and working capital of $593,046. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management anticipates that the cash held outside of the Trust Account as of December 31, 2023 might not be sufficient to allow us to operate until December 14, 2024 from the issuance of the financial statements contained elsewhere in this Report, assuming that a business combination is not consummated during that time. Management’s plans to address this need for capital are discussed in the section of this Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to continue as a going concern.

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

The net proceeds from our initial public offering, over-allotment and the sale of the private placement warrants provided us with an aggregate of $222,436,490, consisting of net proceeds of $196,000,000 from the initial public offering (net of $4,000,000 in underwriting costs), $15,311,530 from the partial exercise of the underwriters’ over-allotment option (net of $312,480 in underwriting costs) and proceeds of $11,124,960 from the sale of private placement warrants. After the redemption of shares in connection with the special meetings held to extend the time to complete a business combination to December 14, 2024, as of March 31, 2024, there was approximately $6.6 million in the Trust Account.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds ( 2/3) majority (or such higher threshold as specified in the company’s amended and restated memorandum and articles of association) of our ordinary shares who attend and vote at a shareholder meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then-outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 14, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through our registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 14, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Our initial shareholders beneficially own, on an as-converted basis, 75% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including appointment of our directors, amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination. If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical tensions, including the conflicts between Russia-Ukraine and Israel-Hamas, and subsequent sanctions against individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

U.S. and global markets have experienced, and may continue to experience, volatility and disruption resulting from geopolitical tensions, including the conflicts between Russia-Ukraine and Israel-Hamas. In response to the invasion of Ukraine by Russia, the United States, the United Kingdom, the European Union and other countries announced, and may continue to announce, various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. Increasing geopolitical tensions have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine and the conflict between Israel and Hamas are highly unpredictable, the conflicts could lead to market disruptions, including significant volatility in energy and other commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. Any such disruptions may also have the effect of heightening many of the other risks described elsewhere in this Report. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, increasing geopolitical tensions could result in increased cyber-attacks against U.S. companies.

We may not be able to consummate a Business Combination by December 14, 2024, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate a Business Combination by the December 14, 2024 after the closing of the IPO. Our ability to complete our Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the long-term effects of the COVID-19 pandemic, new variants or any future pandemics or epidemics could limit our ability to complete our Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the long-term effects of the COVID-19 pandemic, new variants or any future pandemic or epidemic may negatively impact businesses we may seek to acquire. Further, financial markets may be adversely affected by current or anticipated military conflicts (including the military conflicts between Russia and Ukraine, and Israel and Hamas, see “—Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical tensions, including the conflicts between Russia-Ukraine and Israel-Hamas, and subsequent sanctions against individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.”), terrorism, sanctions or other geopolitical events.

If we have not consummated a Business Combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less taxes payable), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and other requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.20 per public share, or less than $10.20 per public share, on the redemption of their shares, and our warrants will expire worthless.

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

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

Certain of our officers and directors and members of our sponsor are non-US persons. We are therefore likely considered a “foreign person” under the regulations administered by CFIUS and will continue to be considered as such in the future for so long as the Sponsor has the ability to exercise control over us for purposes of CFIUS’s regulations. As such, an initial business combination with a U.S. business may be subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination by December 14, 2024 (unless extended) because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive $10.20 per share (including interest not previously released to us to pay our taxes), without taking into account any additional interest earned, and our warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

In addition, our sponsor, officers and directors may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us. Our amended and restated memorandum and articles of association provide that we renounce, to the maximum extent permitted by law, our interest or expectancy in, or in being offered an opportunity to participate in any business opportunity which may be a corporate opportunity for both us and our sponsor and another entity, including any entities managed by our sponsor or its affiliates and any companies in which our sponsor or such entities have invested or about which any of our officers or directors acquires knowledge and we will waive any claim or cause of action we may have in respect thereof. In addition, our amended and restated memorandum and articles of association contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to our company that may arise as a consequence of such persons becoming aware of any business opportunity or failing topresent such business opportunity.

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

Our public shareholders are entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 14, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination by December 14, 2024, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by December 14, 2024, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Past performance by our directors, our management team or their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance is presented for informational purposes only. Any past experience or performance of our directors, our management team and their respective affiliates is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any business combination that we may consummate. You should not rely on the historical record of our management team or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Our management has no experience in operating special purpose acquisition companies.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, the Company does not consider that it faces significant cybersecurity risk and has not adopted any cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. Our board is ultimately responsible for overseeing the Company’s risk management activities in general and, as deemed necessary by our management team, will be informed of any cybersecurity threats or risks that may arise. In fiscal year 2023, the Company did not identify any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy and results of operations.

Item 2. Properties

Our executive offices are located at 8 The Green, Ste 15614, Dover DE 19901, and our telephone number is (917) 446-0469. Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the consummation of the initial business combination and the Company’s liquidation, the Company began to reimburse the former sponsor for office space, administrative and support services provided to the Company in the amount of $10,000 per month. Upon completion of an initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

(b) Holders

On December 31, 2023, there was one holder of record for our units, no holders of record for our Class A ordinary shares, six holders of our Class B ordinary shares and one holder of our warrants.

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

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales of Equity Securities

On February 23, 2021, the Former Sponsor paid $25,000 to cover certain formation and general and administrative costs of the Company in consideration of 7,187,500 Class B ordinary shares, par value $0.0001, (the “Founder Shares”). The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Simultaneously with the closing of the initial public offering on December 14, 2021 (the “Initial Public Offering”), the Company completed the private placement of an aggregate of 10,500,000 private placement warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Former Sponsor, generating gross proceeds to the Company of $10,500,000 (the “Private Placement”). The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Simultaneously with the closing of the partial exercise of the underwriters’ over-allotment option, on December 14, 2021 (the “Over-Allotment”), the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 624,960 Private Placement Warrants by the Former Sponsor, generating gross proceeds to the Company of $624,960. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

In connection with the Initial Public Offering, our former sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to a promissory note issued by the Company to the former sponsor (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2021 or the consummation of the Initial Public Offering. As of December 31, 2022, the Company has no amounts owed to the former sponsor under the Note.

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

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 12, 2023, the Company held an extraordinary meeting and our shareholders approved, among other things, a resolution to extend the date by which we must consummate a business combination from June 14, 2023 to June 14, 2024, and 19,824,274 shares were redeemed by public shareholders for $10.54 per share. As a result, $208,992,255 was removed from the Company’s trust account to pay such shareholders.

On August 7, 2023, the Company and the New Sponsor entered into a non-redemption agreement (“Non-Redemption Agreement”) with one or more unaffiliated third party or parties in exchange for such third party or third parties agreeing not to redeem ordinary shares of the Company’s which were sold in its initial public offering (“Non-Redeemed Shares”) in connection with the extraordinary general meeting of the stockholders called by the Company to consider and approve an extension of time for the Company to consummate an initial business combination from August 14, 2023 to December 14, 2024 (the “Extension”) with no additional payments to the Company’s trust account.  In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, for every 150,000 Non-Redeeming Shares, the New Sponsor agreed to transfer to such third party or third parties 80,000 shares of the Company’s ordinary shares held by the New Sponsor, immediately following the consummation of an initial business combination if they continue to hold such Non-Redeemed Shares through the Special Meeting.

On August 11, 2023, the Company held another extraordinary general meeting where a proposal was approved as a special resolution, giving the Company the right to extend the date by which it has to complete a business combination to December 14, 2024 with no additional amounts to be deposited into the Company’s Trust Account.  1,146,276 shares were further tendered for redemption. As a result, approximately $12,302,385 (approximately $10.73 per share) was removed from the Company’s Trust Account to pay such shareholders.

Item 6. [RESESRVED]

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

Simultaneously with the closing of the Initial Public Offering on December 14, 2021, the Company completed the private placement (the “Private Placement”) of an aggregate of 11,124,960 private placement warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant (including the 624,960 Private Placement Warrants sold in connection with the partial exercise of the underwriters’ over-allotment option) to the former Sponsor, generating proceeds of $11,124,960.

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

On June 8, 2023, the Company entered into a share purchase agreement in connection with the transfer from the former Sponsor to Atticus Ale, LLC (the “New Sponsor” or “Sponsor”) of 3,184,830 Founder Shares (the “Transfer”) which Transfer closed on June 12, 2023 (the “Sponsor Handover”), on which date an amendment to the Letter Agreement was approved to allow the transfer of Class B ordinary shares of the Company, $0.0001 par value per share (“Founder Shares” or “Class B Shares”) to Class A Shares, on a one-for-one basis, by its initial shareholders, including the Sponsor, at any time prior to closing of business combination. On June 12, 2023, the Company approved a special resolution to the Articles of Association to extend the time to consummate a business combination until June 14, 2024, on a month-to-month basis by depositing $50,000 into the Company’s trust account for each one-month extension, up to twelve (12) times (the “New Extensions”). On the same date, the Articles of Association was also amended to remove the limitation that the Company may not redeem Public Shares to the extent that such redemption would result in the Company having net tangible assets of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation.

In connection with the Sponsor Handover, the following agreements were executed: (i) a Joinder Agreement, dated June 12, 2023, between the Company and the New Sponsor, whereby the New Sponsor agreed to become a party to the Letter Agreement and the Registration Rights Agreement and transferring to the New Sponsor, following consummation of the Company’s initial business combination, the right to appoint three members to the board of directors; and (ii) a Warrant Exchange Agreement, dated June 12, 2023, between the former Sponsor and the Company whereby upon the consummation of the initial business combination, the Placement Warrants will be exchanged for 500,000 Class A Shares.

Following the Sponsor Handover, 19,824,274 shares were redeemed by public shareholders for $10.54 per share. As a result, $208,992,255 was removed from the Company’s trust account to pay such shareholders. In connection with the Sponsor Handover, Citigroup Global Markets Inc. and Jefferies LLC, waived their respective entitlement to the payment of any Deferred Discount (as such term is defined therein) to be paid under the terms of Section 2(c) and Section 5(bb) of the Underwriting Agreement dated December 9, 2021.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2023 and 2022, we had $212 and $401,275, respectively, in our operating bank account, and working capital (deficit) of approximately $593,046 and $468,359, respectively.

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

The Company anticipates that the cash held outside of the Trust Account as of December 31, 2023 might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans and Promissory Note (as defined in Note 5) from the New Sponsor, certain of the Company’s officers and directors (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Initial Public Offering and Business Combination. Following the Initial Public Offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the Initial Public Offering. There was a significant decrease in Trust account balance, from $225,411,726 as of March 31, 2023 to $6,588,790 as of December 31, 2023, as a result of redemption of 20,970,550 class A ordinary shares in total amount of $221,294,640 from trust account following the Sponsor Handover. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our unaudited condensed financial statements. After the Initial Public Offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of the Initial Public Offering.

For the years ended December 31, 2023, we had net income of $4,328,377, which consisted of interest income on investments held in the Trust Account of $4,734,543, offset by formation and operating costs of $1,168,501 and change in fair value of warrant liability of $762,335.

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

Administrative Services Agreement

Commencing on the date the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination or our liquidation, the Company began to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. Upon Sponsor Handover, the Former Sponsor waived the unpaid service fees, which was treated as capital contribution from the former Sponsor. And the New Sponsor has agreed not to charge an administrative service fee from the Company. For the year ended December 31, 2023, the Company recognized $50,000 for the administrative support services expense. For the year ended December 31, 2022, the Company recognized $120,000 for the administrative support services expense.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2023 and 2022, 591,851 and 21,562,401 Class A ordinary shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheet. The dissolution expense of $100,000 is not included in the redemption value of the shares subject to redemption since it is only taken into account in the event of the Company’s liquidation.

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

Net (Loss) Income Per Ordinary Share

We comply with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of shares of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At December 31, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted (loss) income per ordinary share is the same as basic (loss) income per ordinary share for the period presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The adoption of ASU 2020-06 did not have a material impact on its financial statements.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Annual Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to material weaknesses in analyzing complex financial instruments, specifically the valuation of warrant liabilities, and recording of accounts payable and accrued expenses. In light of the material weaknesses described above, we performed additional analysis deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2023, and that there were material weaknesses as identified in this Annual Report, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2023 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Jiande Chen	58	Chief Executive Officer and Chairman
Xiaocheng Peng	34	Chief Financial Officer and Director
Nat Y Chan	36	Director
Stefan Dodov	35	Director
Manuel C. Menendez III	57	Director

Jiande Chen has served as our Chief Executive Officer and Chairman of the Board since December 28, 2023. Mr. Chen has served as a director and Chief Executive Officer since January 2022 at Redwoods Acquisition Corp., a special purpose acquisition company. Mr. Chen has served as the chief executive officer and a director of Alkaid Acquisition Corp., a special purpose acquisition company, since January 2022.  Mr. Chen has served as a non-executive director at IMAX China Holding, Inc. (HKG: 1970) since January 2021 and an independent director at Beijing Cultural Investment Development Group Co., Ltd. (SHA: 600715) since June 2017. Mr. Chen is also a member of the board of directors at TCL-IMAX Entertainment Co., Limited, a joint venture of TCL Corporation and IMAX Corporation. Mr. Chen served as the chief executive officer from August 2011 to December 2019 and the vice chairman from December 2019 to December 2020 of IMAX China Holding, Inc. (HKG: 1970), and led IMAX China to complete its first initial offering on Hong Kong Exchanges. Mr. Chen was previously the Senior Vice President, Chief Representative and General Manager of Sony Pictures Entertainment, China from 2000 to 2011. Mr. Chen received a degree in English Literature from Fudan University in 1982. Mr. Chen received a master’s degree and a Ph.D. degree in Communications from University of Washington in 1987 and 1991, respectively. We believe Mr. Chen is qualified to serve on our board of directors because of his extensive financial, management, and transaction experience, as well as his contacts and relationships.

Nat Y Chan has served as an Independent Director since December 28, 2023. Mr. Chan, an Australian-educated and qualified Chartered Accountant, brings extensive business and financial governance experience to our board. He has been the Chief Financial Officer of Richemont China, Shanghai, since May 2014, with previous key roles at Burberry (Shanghai) Trading Co. Ltd. and Sac & Co Holding Limited. His board positions include the Board of Directors at Fengmao Trading (Shanghai) Co. Ltd., a Richemont-Alibaba e-commerce joint venture in China. Mr. Chan holds an Executive MBA from the Kellogg School of Business, Northwestern University, and HKUST Business School, and a Bachelor of Economics from Macquarie University, Sydney. We believe Mr. Chan’s expertise in retail, e-commerce, strategic planning, and financial governance significantly contributes to our board's diverse skill set.

Manuel C. Menendez III has served as an Independent Director since December 28, 2023. With nearly 40 years of global experience in international business, Mr. Menendez has a proven track record in diverse markets including China, the Asia-Pacific region, the U.S., Europe, and Central and South America. As the Founder, Chief Executive Officer and Director of MCM Group Holdings Ltd. Since July 2015, he specializes in international business development and investments, with a particular focus on cross-border investments, trade negotiations, and market entry strategies. Mr. Menendez was notably the CEO of Great Eastern Development (GED), leading the first U.S.-China Equity Joint Venture for a Fortune 100 company in 1980. His extensive involvement in humanitarian efforts includes serving as a pro bono advisor to the United Nations' WHO and UNEP. Mr. Menendez's vast international experience and commitment to sustainable business practices make him an invaluable asset to our board of directors. We believe Mr. Menendez is qualified to serve on our board of directors based on his international investment experience.

Stefan Dodov has served as an Independent Director since December 28, 2023. Previously, Mr. Dodov serves as an independent director of Alkaid Acquisition Corp since January 2022. Since May 2020, Mr. Dodov has served as manager at BCC Global, an experts network and market research provider serving the world’s top investment firms, corporations and consulting firms, and has served as a director since May 2020. Previously, Mr. Dodov was a compliance advisor at AllBright Law Offices from December 2018 to May 2020, corporate counselor and client manager at Junzejun Law Firm from June 2018 to December 2018, and legal compliance consultant at Hawk Consulting from September 2016 to April 2018. Mr. Dodov received a Bachelor of Laws from Ss. Cyril and Methodius University in 2011, a Master of Laws from Ss. Cyril and Methodius University in 2015 and a Master of Laws from The Ohio State University Moritz College of Law in 2016. We believe Mr. Dodov is qualified to serve on our board of directors based on his international legal and compliance experience.

Xiaocheng Peng has served as a director on our Board and has been our Chief Financial Officer since September 5, 2023. He is the founder and has served as director of Shanghai Dezhi Enterprise Consulting Co., Ltd since September 2022. Previously, he served as the chief financial officer of Orisun Acquisition Corp from December 2019 to November 2020. Mr. Peng has been an investment professional and serves as a director at Everpower International Holdings Co., Ltd since December 2015, focusing on high technology and entertainment. He is experienced in creating strategic plans for target companies, leading due diligence, preparing related investment materials and analysis reports, deal negotiation, and post-investment management. Mr. Peng earned his Master of Business Administration degree from California State University Long Beach in 2015, a Master of Engineering in Environmental Engineering from Oregon State University in 2013, and a bachelor’s degree in Food Safety and Quality from Jilin University in China in 2011. The Company believes that Hao Tian is well qualified to serve on our board of directors due to his extensive experience in finance and technology.

Number and Terms of Office of Officers and Directors

We have five directors as of the date of this Report. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq.

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

Director Independence

Nasdaq listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s Board of Directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that, upon their appointments, each of our independent directors, Nat Y Chan, Stefan Dodov and Manuel C. Menendez III, will be an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee, corporate governance and nominating committee and compensation committee are entirely composed of independent directors meeting Nasdaq’s and the SEC’s additional requirements applicable to members of those committees. In addition, our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Pursuant to Nasdaq listing rules, we have established two standing committees - an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act, a corporate governance and nominating committee, and a compensation committee, each comprised of independent directors. Under Nasdaq listing rule 5615(b)(1), a company listing in connection with its initial public offering is permitted to phase in its compliance with the independent committee requirements.

Audit Committee

We established an audit committee of the board of directors. Nat Y Chan, Stefan Dodov and Manuel C. Menendez III serve as members of our audit committee and Nat Y Chan serves as its chairperson. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Each such member of our audit committee meets the independent director standard under Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Each member of the audit committee is financially literate and our Board of Directors has determined that Nat Y Chan qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Compensation Committee

Nat Y Chan, Stefan Dodov and Manuel C. Menendez III each serve as members of our compensation committee and Mr. Menendez serves as its chairperson. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Each member of our compensation committee meets the independent director standard under Nasdaq listing standards and Rule 10C-1 of the Exchange Act applicable to members of the compensation committee.

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

Clawback Policy

Our board of directors has adopted a Clawback Policy (the “Clawback Policy”) designed to comply with Section 10D of the Exchange Act, the rules promulgated thereunder. The Clawback Policy is filed as an exhibit to this Annual Report.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Jiande Chen	Redwoods Acquisition Corp	SPAC	Chief Executive Officer and Director
	Alkaid Acquisition Corp	SPAC	Chief Executive Officer and Director
	IMAX China Holding, Inc.		Director
	Beijing Cultural Investment Development Group Co., Ltd.		Director
	CL-IMAX Entertainment Co., Limited		Director
Xiaocheng Peng	Shanghai Dezhi Enterprise Consulting Co., Ltd		Founder and Director
	Everpower International Holdings Co., Ltd		Director
Nat Y Chan	Richemont China, Shanghai		Chief Financial Officer
Stefan Dodov	Alkaid Acquisition Corp		Director
	BCC Global		Manager/Director
Manuel C. Menendez III	MCM Group Holdings Ltd.		Chief Executive Officer and Director

(1)	Includes certain of its funds, other affiliates and portfolio companies.

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

•

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 14, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20-trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. In case of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

75

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

Furthermore, in no event will our sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities were first listed on Nasdaq, we began to reimburse our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. As of the date of Sponsor Handover $177,095 has been accrued. Upon Sponsor Handover, the Former Sponsor waived its entitlement to the payment of administrative service fee, which was treated as a capital contribution from former Sponsor. The New Sponsor won’t charge administrative service fee to the Company.

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

Item 11. Executive Compensation

Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we began to reimburse our former sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. As of the date of Sponsor Handover $177,095 has been accrued. Upon Sponsor Handover, the Former Sponsor waived its entitlement to the payment of administrative service fee, which was treated as a capital contribution from former Sponsor. The New Sponsor won’t charge administrative service fee to the Company.

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

	Class B ordinary shares		Class A ordinary shares
Name of Beneficial Owners	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Atticus Ale, LLC (1)(2)	3,184,830	59%	-	-	59%
Healthcare AI Acquisition, LLC (3)(4)	1,613,879	30%	-	-	30%
Jiande Chen (1)	-	-	-	-	-
Xiaocheng Peng (1)	-	-	-	-	-
Nat Y Chan (1)	-	*	-	-	*
Stefan Dodov (1)	-	*	-	-	*
Manuel C. Menendez III (1)	-	*	-	-	*
All officers and directors as a group (five individuals)	-	-	-	-	*

_____________________

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is 8 The Green Ste 15614 Dover DE.

(2)

Interests includes one Class B ordinary share. Such share automatically converts into Class A ordinary shares at the time of the consummation of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment, as more fully described under the heading “Description of Securities-Founder Shares” of our final prospectus (File No. 333-261193), filed in connection with our initial public offering.

(3)	The address of the former Sponsor is190 Elgin Avenue, George Town, Grand Cayman KY1-9008, Cayman Islands.

(4)

Excludes 11,124,960 Class A ordinary shares which may be purchased by exercising private placement warrants that are not presently exercisable, and upon consummation of the business combination will be canceled in exchange for 500,000 Class A ordinary shares.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions and Director Independence

Founder Shares

On February 23, 2021, the Former Sponsor paid $25,000 to cover certain expenses of the Company in consideration of 7,187,500 Class B ordinary shares, par value $0.0001, (the “Founder Shares”). On October 27, 2021, the former Sponsor effected a share surrender resulting in the former sponsor surrendering 1,437,500 Founder Shares. In December 2021, the Former Sponsor transferred an aggregate of 100,000 Founder Shares to the Company’s independent directors. The Former Sponsor had agreed to forfeit up to 750,000 Founder Shares to the extent that the Over-Allotment Option is not exercised in full by the underwriter, so that the Founder Shares will represent 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Warrants) after the Initial Public Offering. On December 10, 2021, the underwriters partially exercised the Over-Allotment Option to purchase 1,562,401 Over-Allotment Units and on December 14, 2021, the Company completed the sale of the Over-Allotment Units to the underwriters. On January 24, 2022, the Over-Allotment Option expired and 359,400 Founder Shares were automatically surrendered by the Former Sponsor to the Company for no consideration.

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their founder shares until the earlier of (i) one year after the completion of the Company’s initial business combination and (ii) subsequent to the Company’s initial business combination, (A) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial business combination or (B) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

On June 8, 2023, the Company entered into a share purchase agreement in connection with the transfer from the former Sponsor to the New Sponsor of 3,184,830 Founder Shares. On June 29, 2024, all but one Founder Shares were exchanged for an equal number of Class A ordinary shares. The 5,390,599 Class A Shares issued in connection with the exchange are subject to the same restrictions as applied to the Class B Shares before the exchange, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering.

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

The Former Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of an initial business combination.

Related Party Loans

On February 23, 2021, the Former Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “First Note”). This loan was non-interest bearing and payable upon the earlier of December 31, 2021, or the completion of the Initial Public Offering.

On April 20, 2022, the Company paid $246,766 to the Former Sponsor in full repayment of the promissory note. On June 15, 2023 and July 14, 2023, the New Sponsor loaned the Company a total of $100,000 pursuant to a non-interest bearing and unsecured promissory note amounted to $100,000 that is due upon closing of an initial Business Combination. As a result, the Company extended the time available to the Company to consummate its initial business combination from June 14, 2023 until August 14, 2023. From July 2023 to December 2023, the New Sponsor and New Sponsor’s shareholder loaned a total of $51,449 and $65,000 to the Company pursuant to a non-interest bearing and unsecured promissory note, respectively, that is due upon closing of an initial Business Combination. As of December 31, 2023 and 2022, the Company had $216,449 and nil borrowings under promissory note, respectively.

In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. As of December 31, 2023 and 2022, the Company had $135,745 and nil borrowings under the New Sponsor’s Working Capital Loans.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of an initial business combination and the Company’s liquidation, the Company began to reimburse the Former Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. Upon completion of an initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, and BF Borgers CPA PC, or BF, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum and BF in connection with regulatory filings. The aggregate fees billed by Marcum and BF for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2023 and 2022 totaled $90,846 and $188,385. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum and BF for consultations concerning financial accounting and reporting standards for the year ended December 31, 2023 and 2022.

Tax Fees. We paid $0 and $29,355 to Marcum for tax compliance services for the year ended December 31, 2023 and 2022.

All Other Fees. We did not pay Marcum and BF for other services for the year ended December 31, 2023  and 2022.

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

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association.(1)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.(1)

4.2	Description of Registrant’s Securities.*

10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor.(1)

10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company.(1)

10.3	Registration and Shareholder Rights Agreement among the Registrant, the Sponsor and certain other equity holders named therein.(1)

10.4	Letter Agreement among the Registrant, the Sponsor and the Registrant’s officers and directors.(1)

10.5	Administrative Services Agreement between the Registrant and the Sponsor.(1)

10.6

Share Purchase Agreement among the Company, the Sponsor and Atticus Ale, LLC dated June 8, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 14, 2023).

10.7

Letter Agreement Amendment dated June 12, 2023 between the Company and its resigning officers and directors(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 14, 2023).

10.8	Joinder Agreement dated June 12, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 14, 2023).

10.9	POA Agreement dated June 12, 2023(incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 14, 2023).

10.10

Warrant Exchange Agreement dated June 12, 2023(incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 14, 2023).

10.11

Indemnification Letter Agreement dated June 12, 2023(incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 14, 2023).

10.12	Promissory Note, dated July 12, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 13, 2023).

10.13	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 8, 2023).

97.1	Clawback Policy*

21	List of Subsidiaries.*

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit No.	Description

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on December 15, 2021.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 17, 2024

HEALTHCARE AI ACQUISITION CORP.

/s/ Jiande Chen
Name: Jiande Chen
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jiande Chen	Chairman and Chief Executive Officer	April 17, 2024
Jiande Chen	(Principal Executive Officer)

/s/ Xiaocheng Peng	Director and Chief Financial Officer	April 17, 2024
Xiaocheng Peng	(Principal Financial and Accounting Officer)

/s/ Nat Y Chan	Director	April 17, 2024
Nat Y Chan

/s/ Stefan Dodov	Director	April 17, 2024
Stefan Dodov

/s/ Manuel C. Menendez III	Director	April 17, 2024
Manuel C. Menendez III

HEALTHCARE AI ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Healthcare AI Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Healthcare AI Acquisition Corp. (the "Company") as of December 31, 2023, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2023

Lakewood, CO

April 17, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Healthcare AI Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Healthcare AI Acquisition Corp. (the “Company”) as of December 31, 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, incurred significant losses and needs to raise additional funds to meet its obligations and sustain operations.  Additionally,  the  Company’s  mandatory  liquidation and dissolution date is less than twelve months from the issuance of date  of  these financial statements. Accordingly, it is possible that a business combination might not occur within the remaining time available. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Marcum LLP (PCAOB ID #688)

We have served as the Company’s auditor from 2021 to 2023.

West Palm Beach, FL

March 31, 2023

HEALTHCARE AI ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Cash on hand	$212	$401,275
Prepaid expenses	-	222,834
Total current assets	212	624,109
Prepaid expenses, non-current	-	-
Cash and investments held in trust account	6,588,790	223,048,887
Total assets	$6,589,002	$223,672,996

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$241,064	$28,655
Promissory Note - related Party	216,449	-
Due to related party	135,745	127,095
Total current liabilities	593,258	155,750
Warrant liability	552,035	1,314,370
Deferred liabilities	-	317,285
Deferred underwriting commisions	-	7,546,840
Total liabilities	1,145,293	9,334,245

Commitments and Contingencies (Note 6)
Redeemable Ordinary Shares Class A ordinary share subject to possible redemption, 591,851 and 21,562,401 shares at redemption value of $11.13 and $10.34 as of September, December 31, 2023 and 2022, respectively	6,588,790	223,048,887

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value;500,000,000 shares authorized; 5,390,599 and 0 issued and outstanding as of December 31, 2023 and 2022, respectively (excluding 591,851 and 21,562,401 shares subject to possible redemption, respectively)	539	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1 and 5,390,600 shares issued and outstanding, respectively	-	539
Additional paid-in capital	524,380	-
Accumulated deficit	(1,670,000)	(8,710,675)
Total Shareholders’ Deficit	(1,145,081)	(8,710,136)

Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$6,589,002	$223,672,996

The accompanying notes are an integral part of these financial statements.

HEALTHCARE AI ACQUISITION CORP.
STATEMENTS OF OPERATIONS
	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022

Formation and operating costs	$1,168,501	$1,206,054
Loss from operations	(1,168,501)	(1,206,054)
Other income:
Interest income on investments held in Trust Account	4,734,543	3,112,397
Change in fair value of warrant liability	762,335	10,734,019
Change in fair value of over-allotment liability	-	155,881
Total other income	5,496,878	14,002,297
Net income	$4,328,377	$12,796,243
Basic and diluted weighted average shares outstanding, Class A ordinary shares	12,714,493	21,562,401
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.28	$0.49
Basic and diluted weighted average shares outstanding, Class B ordinary shares	2,658,379	4,399,288
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.28	$0.49

The accompanying notes are an integral part of these financial statements.

HEALTHCARE AI ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A Ordinary Share		Class B Ordinary Share		Additional Paid-in	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	-	$-	5,750,000	$575	$-	$(18,394,557)	$(18,393,982)
Forfeiture of 359,400 Class B ordinary shares upon expiration of overallotment option	-	-	(359,400)	(36)	-	36	-
Re-measurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(3,112,397)	(3,112,397)
Net income	-	-	-	-	-	12,796,243	12,796,243
Balance as of December 31, 2022	-	$-	5,390,600	$539	$-	$(8,710,675)	$(8,710,136)
Conversion of class B shares to class A shares.	5,390,599	539	(5,390,599)	(539)	-	-	-
Re-measurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(4,834,542)	(4,834,542)
Capital contribution	-	-	-	-	524,380	-	524,380
Forgiveness of deferred underwriter discount	-	-	-	-	-	7,546,840	7,546,840
Net income	-	-	-	-	-	4,328,377	4,328,377
Balance as of December 31, 2023	5,390,599	$539	1	$(0)	$524,380	$(1,670,000)	$(1,145,081)

The accompanying notes are an integral part of these financial statements.

HEALTHCARE AI ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022

Cash flows from operating activities:
Net income	$4,328,377	$12,796,243
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in trust	(4,734,543)	(3,112,397)
Change in warrant liability	(762,335)	(10,734,019)
Change in overallotment liability	-	(155,881)
Changes in operating assets and liabilities:
Prepaid assets	222,834	522,553
Accrued offering costs and expenses	212,410	(1,348,458)
Due to related party	302,194	120,000
Deferred liabilities	30,000	60,000
Net cash used in operating activities	(401,063)	(1,851,959)

Cash flows from financing activities:
Payment of promissory note to related party	-	(246,766)
Net cash used in financing activities	-	(246,766)

Net change in cash	(401,063)	(2,098,725)
Cash, beginning of the period	401,275	2,500,000
Cash, end of the period	$212	$401,275

Supplemental disclosure of cash flow information:
Forfeiture of 359,400 Class B ordinary shares upon expiration of overallotment option	$-	$36
Accretion of Class A ordinary shares subject to possible redemption	$4,834,543	$3,112,397
Deferred underwriting payable forgiven	$7,546,840	$-
Administrative service fee forgiven by related party charged to additional paid in capital	$177,095	$-
Deferred offering costs assumed by related party charged to additional paid in capital	$347,285	$-
Redemption of shares from funds held in trust account	$221,294,640	$-
Promissory loan from sponsor for extension	$100,000	$-

The accompanying notes are an integral part of these financial statements.

HEALTHCARE AI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from February 12, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering are described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering of Company’s securities (“IPO”).

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2023 and 2022, the Company had $212 and $401,275, respectively, in its operating bank account, and working capital (deficit) of $593,046 and $468,359, respectively.

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

The Company anticipates that the cash held outside of the Trust Account as of December 31, 2023 might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, any additional Working Capital Loans and promissory notes (as defined in Note 5) from the New Sponsor, certain of the Company’s new officers and directors (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $212 and $401,275 in cash held in its operating account as of December 31, 2023 and 2022, respectively. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

Cash and Investments Held in Trust Account

At December 31, 2023 and 2022, the Company held $6,588,790 and $223,048,887 in the Trust Account assets which consisted entirely of investments in money market funds and cash, respectively. Following the Sponsor Handover, 19,824,274 and 1,146,276 shares were redeemed by public shareholders for $10.54 and $10.73 per share, respectively. As a result, $208,992,255 and $12,302,385 was removed from the Company’s trust account to pay such shareholders on June 13, 2023 and August 11, 2023, respectively. Investments in money market funds are recognized at fair value and are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Net (Loss) Income Per Ordinary Share

The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. On December 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted (loss) income per ordinary share is the same as basic (loss) income per ordinary share for the period presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of ordinary share:

	For the Years Ended December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$3,579,885	$748,492	$10,627,880	$2,618,363
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	12,714,493	2,658,379	21,562,401	4,399,288

Basic and diluted net (loss) income per ordinary share	$0.28	$0.28	$0.49	$0.49

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

As of December 31, 2023 and 2022, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Contingently redeemable ordinary shares as of December 31, 2021	219,936,490
Plus:
Accretion of Class A ordinary shares subject to possible redemption	3,112,397

Contingently redeemable ordinary shares as of December 31, 2022	223,048,887
Less:
Redemption of Class A ordinary shares	(221,294,640)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	4,834,543

Contingently redeemable ordinary shares as of December 31, 2023	$6,588,790

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

Stock Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation—Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred. The Company has recognized no stock-based compensation expense during the period from February 12, 2021 (inception) through December 31, 2023.

Recently Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. adoption of ASU 2020-06 did not have a material impact on its financial statements.

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

Promissory Note — Related Party

On February 23, 2021, the Former Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2022 or the closing of the IPO. On April 20, 2022, the Company paid $246,766 to the Former Sponsor in full repayment of the promissory note. On June 15, 2023 and July 14, 2023, the New Sponsor loaned the Company a total of $100,000 pursuant to a non-interest bearing and unsecured promissory note amounted to $100,000 that is due upon closing of an initial Business Combination. As a result, the Company extended the time available to the Company to consummate its initial business combination from June 14, 2023 until August 14, 2023. From July 2023 to December 2023, the New Sponsor and New Sponsor’s shareholder loaned a total of $51,449 and $65,000 to the Company pursuant to a non-interest bearing and unsecured promissory note that is due upon closing of an initial Business Combination. As of December 31, 2023 and 2022, the Company had $216,449 and nil borrowings under promissory note, respectively.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans amounts but no proceeds from the Trust Account would be used for the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of December 31, 2023 and 2022, the Company had $135,745 and nil borrowings under the New Sponsor’s Working Capital Loans.

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

Consulting Services Agreement

On September 26, 2022, the Company entered into an agreement with a vendor for investment banking services related to the initial Business Combination. Should the vendor advise on an investment that is successfully completed by the Company, the Company will facilitate for the vendor, or an affiliate, to have an option to acquire up to 121,065 Class B shares at a share price equal to $4.13 per share provided that (x) such shares shall be subject to the same vesting schedules (if any) as the other Class B shares issued by the Company and (y) the number of Class B shares to be offered to the vendor shall be reduced pro rata to any reduction in the number of Class B shares outstanding at the time of the closing of the Business Combination. Following the Sponsor Handover, the Consulting Service Agreement was terminated at the time of the Sponsor Handover. As of December 31, 2023 and 2022, the Company incurred $0 and $18,000 for the services, of which $0 and $ 6,000 has been accrued in the accompanying balance sheets, respectively.

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

Public Warrants

As of December 31, 2023 and 2022, the Company had 10,781,201 Public Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Note 8 - Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. On December 31, 2023, there were 5,390,599 Class A ordinary shares issued and outstanding, excluding 591,851 Class A ordinary shares subject to redemption. On December 31, 2022, there were no Class A ordinary shares issued or outstanding, excluding 21,562,401 shares of Class A ordinary shares subject to redemption.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 27, 2021, the Former Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration. On December 10, 2021, the underwriters partially exercised the over-allotment option. In connection with the expiration of the overallotment option on January 24, 2022, the Former Sponsor surrendered 359,400 Class B ordinary shares for no consideration. On June 12, 2023, the Former Sponsor transferred 3,184,830 Class B ordinary shares to the New Sponsor. On June 29, 2023, the Company issued an aggregate of 5,390,599 shares of its Class A ordinary shares to the holders of the Company’s Class B ordinary shares upon the conversion of an equal number of Class B Shares. The Class B Shareholders include the Former Sponsor, the New Sponsor, and four initial shareholders. The 5,390,599 Class A Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. Accordingly, as of December 31, 2023, there was one (1) Class B ordinary shares issued and outstanding, and as of December 31, 2022, there were 5,390,600 Class B ordinary shares issued and outstanding.

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

Note 9 -   Fair Value Measurements

The following table presents information about the Company’s liabilities that are measured at fair value on December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – money market funds	$-	$-	$—	$—

Total Assets	$-	$-	$—	$—

Liabilities:
Warrant liabilities – Public Warrants	$271,686	$271,686	$—	$—
Warrant liabilities – Private Placement Warrants	$280,349	$-	$280,349	$—

Total Liabilities	$552,035	$271,686	$280,349	$—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – money market funds	$223,048,887	$223,048,887	$—	$—

Total Assets	$223,048,887	$223,048,887	$—	$—

Liabilities:
Warrant liabilities – Public Warrants	646,872	$646,872	$—	$—
Warrant liabilities – Private Placement Warrants	667,498	—	667,498	—

Total Liabilities	$1,314,370	$646,872	$667,498	$—

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

As of December 31, 2023, the Company used the quoted market price as the fair value of the Private Warrants and the Public Warrants which are classified as Level 2 and Level 1, respectively.

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based on the Company’s review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

