Form 10-K/A
period 2023-12-31
Healthcare AI Acquisition Corp.
filed 2024-04-24
CIK 1848861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

As of April 23, 2024, there were 5,390,599 of the Registrant’s Class A ordinary shares and 1 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed on April 17, 2024 (the “Original Filing”) which was inadvertently filed without final authorization and included the wrong audit report from BF Borgers CPA PC. We are filing this Amendment No. 1 solely to include the correct Audit Report from BF Borgers CPA PC. as of December 31, 2023 (the “Audit Report”). Other than the Audit Report, there are no other changes to the Original Filing.

i

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

April 24, 2024

HEALTHCARE AI ACQUISITION CORP.

/s/ Jiande Chen
Name: Jiande Chen
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jiande Chen	Chairman and Chief Executive Officer	April 24, 2024
Jiande Chen	(Principal Executive Officer)

/s/ Xiaocheng Peng	Director and Chief Financial Officer	April 24, 2024
Xiaocheng Peng	(Principal Financial and Accounting Officer)

/s/ Nat Y Chan	Director	April 24, 2024
Nat Y Chan

/s/ Stefan Dodov	Director	April 24, 2024
Stefan Dodov

/s/ Manuel C. Menendez III	Director	April 24, 2024
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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2023

Lakewood, CO

April 23, 2024

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

