Form 10-Q
period 2024-03-31
Healthcare AI Acquisition Corp.
filed 2024-08-14
CIK 1848861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of August 13, 2024, there were 5,982,450 Class A ordinary shares, par value $0.0001 per share, and 1 Class B ordinary share, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

HEALTHCARE AI ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Cash on hand	$212	$212
Prepaid expenses	60,750	-
Total current assets	60,962	212
Prepaid expenses, non-current	-	-
Cash and investments held in trust account	6,674,018	6,588,790
Total assets	$6,734,980	$6,589,002

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$221,762	$241,064
Promissory Note - related Party	216,449	216,449
Due to related party	303,330	135,745
Total current liabilities	741,541	593,258
Warrant liability	1,016,446	552,035
Deferred liabilities	-	-
Deferred underwriting commissions	-	-
Total liabilities	1,757,987	1,145,293

Commitments and Contingencies (Note 6)
Class A ordinary share subject to possible redemption, 591,851 shares at redemption value of $11.28 and $11.13 as of March 31, 2024 and December 31, 2023, respectively	6,674,018	6,588,790

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value;500,000,000 shares authorized; 5,390,599 and 0 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively (excluding 591,851 and 21,562,401 shares subject to possible redemption, respectively)	539	539
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1 and 5,390,600 shares issued and outstanding, respectively	-	-
Additional paid-in capital	439,152	524,380
Accumulated deficit	(2,136,716)	(1,670,000)
Total Shareholders’ Deficit	(1,697,025)	(1,145,081)

Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$6,734,980	$6,589,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE AI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Formation and operating costs	$87,533	$397,932
Loss from operations	(87,533)	(397,932)
Other income:
Interest income on investments held in Trust Account	85,228	2,362,839
Change in fair value of warrant liability	(464,411)	(2,190,616)
Change in fair value of over-allotment liability	-	-
Total other income	(379,183)	172,223
Net loss	$(466,716)	$(225,709)
Basic and diluted weighted average shares outstanding, Class A ordinary shares	5,982,450	21,562,401
Basic and diluted net loss per ordinary share, Class A ordinary shares	$(0.08)	$(0.01)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	1	4,024,880
Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.08)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE AI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A		Class B			Accumulated	Total Shareholders'
	Ordinary Share		Ordinary Share		Additional	Deficit	Deficit
Balance as of December 31, 2023	5,390,599	$539	1	$-	$524,380	$(1,670,000)	(1,145,081)
Re-measurement of Class A ordinary shares subject to possible redemption	-	-	-	-	(85,228)	-	(85,228)
Net income	-	-	-	-	-	(466,716)	(466,716)
Balance as of March 31, 2024 (Unaudited)	5,390,599	$539	1	$-	$439,152	$(2,136,716)	$(1,697,025)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A		Class B		Additional		Total
	Ordinary Share		Ordinary Share		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	-	$-	5,390,600	$539	$-	$(8,710,675)	$(8,710,136)
Re-measurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(2,362,839)	(2,362,839)
Net income	-	-	-	-	-	(225,709)	(225,709)
Balance as of March 31, 2023 (Unaudited)	-	$-	5,390,600	$539	$-	$(11,299,223)	$(11,298,684)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE AI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net loss	$(466,716)	$(225,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in trust	(85,228)	(2,362,839)
Change in warrant liability	464,411	2,190,616
Changes in operating assets and liabilities:
Prepaid assets	(60,750)	63,720
Accrued offering costs and expenses	(19,302)	27,646
Due to related party	167,585	30,000
Deferred liabilities	-	30,000
Net cash used in operating activities	-	(246,566)

Net change in cash	-	(246,566)
Cash, beginning of the period	212	401,275
Cash, end of the period	$212	$154,709

Supplemental disclosure of cash flow information:
Accretion of Class A ordinary shares subject to possible redemption	$85,228	$2,362,839

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE AI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from February 12, 2021 (inception) through March 31, 2024 relates to the Company’s formation and the initial public offering are described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering of Company’s securities (“IPO”).

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2024 and December 31, 2023, the Company had $212 and $212 , respectively, in its operating bank account, and working capital (deficit) of  $680,579 and $593,046 , respectively.

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

The Company anticipates that the cash held outside of the Trust Account as of March 31, 2024, 2024 might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, any additional Working Capital Loans and promissory notes (as defined in Note 5) from the New Sponsor, certain of the Company’s new officers and directors (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Form 10-K filed by the Company with the SEC on April 24, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $212 and $212 in cash held in its operating account as of March 31, 2024 and December 31, 2023, respectively. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

Cash and Investments Held in Trust Account

At December 31, 2023 and 2022, the Company held $6,674,018 and $6,588,790 in the Trust Account assets which consisted entirely of investments in money market funds and cash, respectively. Following the Sponsor Handover, 19,824,274 and 1,146,276 shares were redeemed by public shareholders for $10.54 and $10.73 per share, respectively. As a result, $208,992,255 and $12,302,385 was removed from the Company’s trust account to pay such shareholders on June 13, 2023 and August 11, 2023, respectively. Investments in money market funds are recognized at fair value and are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Net (Loss) Income Per Ordinary Share

The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. On March 31, 2024 and December 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted (loss) income per ordinary share is the same as basic (loss) income per ordinary share for the period presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of ordinary share:

	For the Three Months Ended March 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss)	$(466,716)	$-	$(190,205)	$(35,504)
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	5,982,450	-	21,562,401	4,024,880

Basic and diluted net (loss) per ordinary share	$0.08	$0.08	$0.01	$0.01

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

As of March 31, 2024 and December 31, 2023, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Contingently redeemable ordinary shares as of December 31, 2021	219,936,490
Plus:
Accretion of Class A ordinary shares subject to possible redemption	3,112,397

Contingently redeemable ordinary shares as of December 31, 2022	223,048,887
Less:
Redemption of Class A ordinary shares	(221,294,640)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	4,834,543

Contingently redeemable ordinary shares as of December 31, 2023	$6,588,790
Plus:
Accretion of Class A ordinary shares subject to possible redemption	85,228

Contingently redeemable ordinary shares as of March 31, 2024	$6,674,017

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

Stock Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation—Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred. The Company has recognized no stock-based compensation expense during the period from February 12, 2021 (inception) through March 31, 2024.

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

Promissory Note — Related Party

On February 23, 2021, the Former Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2022 or the closing of the IPO. On April 20, 2022, the Company paid $246,766 to the Former Sponsor in full repayment of the promissory note. On June 15, 2023 and July 14, 2023, the New Sponsor loaned the Company a total of $100,000 pursuant to a non-interest bearing and unsecured promissory note amounted to $100,000 that is due upon closing of an initial Business Combination. As a result, the Company extended the time available to the Company to consummate its initial business combination from June 14, 2023 until August 14, 2023. From July 2023 to December 2023, the New Sponsor and New Sponsor’s shareholder loaned a total of $51,449 and $65,000 to the Company pursuant to a non-interest bearing and unsecured promissory note that is due upon closing of an initial Business Combination. As of March 31, 2024 and December 31, 2023, the Company had $216,449 borrowings under promissory note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans amounts out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans amounts but no proceeds from the Trust Account would be used for the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of March 31, 2024 and December 31, 2023, the Company had $303,330 and $135,745 borrowings under the New Sponsor’s Working Capital Loans.

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

Consulting Services Agreement

On September 26, 2022, the Company entered into an agreement with a vendor for investment banking services related to the initial Business Combination. Should the vendor advise on an investment that is successfully completed by the Company, the Company will facilitate for the vendor, or an affiliate, to have an option to acquire up to 121,065 Class B shares at a share price equal to $4.13 per share provided that (x) such shares shall be subject to the same vesting schedules (if any) as the other Class B shares issued by the Company and (y) the number of Class B shares to be offered to the vendor shall be reduced pro rata to any reduction in the number of Class B shares outstanding at the time of the closing of the Business Combination. Following the Sponsor Handover, the Consulting Service Agreement was terminated at the time of the Sponsor Handover. As of March 31, 2024 and December 31, 2023, no fees has been accrued in the accompanying balance sheets.

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

Public Warrants

As of March 31, 2024 and December 31, 2023, the Company had 10,781,201 Public Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Note 8 - Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. On March 31, 2024 and December 31, 2023, there were 5,390,599 Class A ordinary shares issued and outstanding, excluding 591,851 Class A ordinary shares subject to redemption.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 27, 2021, the Former Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration. On December 10, 2021, the underwriters partially exercised the over-allotment option. In connection with the expiration of the overallotment option on January 24, 2022, the Former Sponsor surrendered 359,400 Class B ordinary shares for no consideration. On June 12, 2023, the Former Sponsor transferred 3,184,830 Class B ordinary shares to the New Sponsor. On June 29, 2023, the Company issued an aggregate of 5,390,599 shares of its Class A ordinary shares to the holders of the Company’s Class B ordinary shares upon the conversion of an equal number of Class B Shares. The Class B Shareholders include the Former Sponsor, the New Sponsor, and four initial shareholders. The 5,390,599 Class A Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. Accordingly, as of March 31, 2024 and December 31, 2023, there was one (1) Class B ordinary shares issued and outstanding.

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

Note 9 -   Fair Value Measurements

The following table presents information about the Company’s liabilities that are measured at fair value on March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – money market funds	$-	$-	$—	$—

Total Assets	$-	$-	$—	$—

Liabilities:
Warrant liabilities – Public Warrants	500,248	$500,248	$—	$—
Warrant liabilities – Private Placement Warrants	516,198	—	516,198	—

Total Liabilities	$1,016,446	$500,248	$516,198	$—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – money market funds	$-	$-	$—	$—

Total Assets	$-	$-	$—	$—

Liabilities:
Warrant liabilities – Public Warrants	$271,686	$271,686	$—	$—
Warrant liabilities – Private Placement Warrants	$280,349	$-	$280,349	$—

Total Liabilities	$552,035	$271,686	$280,349	$—

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

As of March 31, 2024 and December 31, 2023, the Company used the quoted market price as the fair value of the Private Warrants and the Public Warrants which are classified as Level 2 and Level 1, respectively.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2024 and December 31, 2023, we had $212 and $212, respectively, in our operating bank account, and working capital (deficit) of approximately $608,579 and $593,046, respectively.

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

The Company anticipates that the cash held outside of the Trust Account as of March 31, 2024 might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans and Promissory Note (as defined in Note 5) from the New Sponsor, certain of the Company’s officers and directors (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Initial Public Offering and Business Combination. Following the Initial Public Offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the Initial Public Offering. There was a significant decrease in Trust account balance, from $225,411,726 as of March 31, 2023 to $6,674,018 as of March 31, 2024, as a result of redemption of 20,970,550 class A ordinary shares in total amount of $221,294,640 from trust account following the Sponsor Handover. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our unaudited condensed financial statements. After the Initial Public Offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of the Initial Public Offering.

For the three months ended March 31, 2024, we had net income of $466,716, which consisted of interest income on investments held in the Trust Account of $85,228, offset by formation and operating costs of $87,533 and change in fair value of warrant liability of $464,411.

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

Administrative Services Agreement

Commencing on the date the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination or our liquidation, the Company began to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. Upon Sponsor Handover, the Former Sponsor waived the unpaid service fees, which was treated as capital contribution from the former Sponsor. And the New Sponsor has agreed not to charge an administrative service fee from the Company. For the three months ended March 31, 2024 and 2023, the Company recognized nil and $30,000 for the administrative support services expense.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2024 and December 31, 2023, 591,851 Class A ordinary shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheet. The dissolution expense of $100,000 is not included in the redemption value of the shares subject to redemption since it is only taken into account in the event of the Company’s liquidation.

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

Net (Loss) Income Per Ordinary Share

We comply with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of shares of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At March 31, 2024 and December 31, 2023, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted (loss) income per ordinary share is the same as basic (loss) income per ordinary share for the period presented.

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

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to material weaknesses in analyzing complex financial instruments, specifically the valuation of warrant liabilities, and recording of accounts payable and accrued expenses. In light of the material weaknesses described above, we performed additional analysis deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as described below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2023, as amended, and filed with the SEC on April 24, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

HEALTHCARE AI ACQUISITION CORP.

Date: August 14, 2024	By:	/s/ Jiande Chen
	Name:	Jiande Chen
	Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

