Form 10-Q/A
period 2024-03-31
Healthcare AI Acquisition Corp.
filed 2024-08-16
CIK 1848861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Documents Incorporated by Reference: None.

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) is being filed solely to post the iXBRL files.

2

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

