Form 10-Q
period 2024-06-30
Healthcare AI Acquisition Corp.
filed 2024-09-03
CIK 1848861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 30, 2024 there were 591,851 Class A ordinary shares, par value $0.0001 per share, and 1 Class B ordinary share, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

HEALTHCARE AI ACQUISITION CORP.
UNAUDITED INTERIM CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash on hand	$212	$212
Prepaid expenses	40,500	-
Total current assets	40,712	212
Prepaid expenses, non-current	-	-
Cash and investments held in trust account	6,750,223	6,588,790
Total assets	$6,790,935	$6,589,002

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$235,585	$241,064
Promissory Note - related Party	216,449	216,449
Due to related party	340,006	135,745
Total current liabilities	792,040	593,258
Warrant liability	876,246	552,035
Deferred liabilities	-	-
Deferred underwriting commissions	-	-
Total liabilities	1,668,286	1,145,293

Commitments and Contingencies (Note 6)
Class A ordinary share subject to possible redemption, 591,851 shares at redemption value of $11.41 and $11.13 as of June 30, 2024 and December 31, 2023, respectively	6,750,223	6,588,790

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value;500,000,000 shares authorized; 5,390,599 and 0 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively (excluding 591,851 and 21,562,401 shares subject to possible redemption, respectively)	539	539
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1 and 5,390,600 shares issued and outstanding, respectively	-	-
Additional paid-in capital	362,947	524,380
Accumulated deficit	(1,991,060)	(1,670,000)
Total Shareholders’ Deficit	(1,627,574)	(1,145,081)

Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$6,790,935	$6,589,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE AI ACQUISITION CORP.
UNAUDITED INTERIM CONDENSED STATEMENTS OF OPERATION
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Formation and operating costs	$70,749	$300,773	$158,282	$698,705
Loss from operations	(70,749)	(300,773)	(158,282)	(698,705)
Other income:
Interest income on investments held in Trust Account	76,205	2,134,033	161,433	4,496,872
Change in fair value of warrant liability	140,200	1,588,197	(324,211)	(602,419)
Change in fair value of over-allotment liability	-	-	-	-
Total other income	216,405	3,722,230	(162,778)	3,894,453
Net income (loss)	$145,656	$3,421,457	$(321,060)	$3,195,748
Basic and diluted weighted average shares outstanding, Class A ordinary shares	5,982,450	17,046,806	5,982,450	19,279,517
Basic and diluted net income (loss) per ordinary share, Class A ordinary shares	$0.02	$0.15	$(0.05)	$0.13
Basic and diluted weighted average shares outstanding, Class B ordinary shares	1	5,331,363	1	5,360,652
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.02	$0.15	$(0.05)	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE AI ACQUISITION CORP.
UNAUDITED INTERIM UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A		Class B		Additional		Total
	Ordinary Share		Ordinary Share		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	5,390,599	$539	1	$-	$524,380	$(1,670,000)	(1,145,081)
Re-measurement of Class A ordinary shares subject to possible redemption	-	-	-	-	(85,228)	-	(85,228)
Net income	-	-	-	-	-	(466,716)	(466,716)
Balance as of March 31, 2024(Unaudited)	5,390,599	$539	1	$-	$439,152	$(2,136,716)	$(1,697,025)
Re-measurement of Class A ordinary shares subject to possible redemption	-	-	-	-	(76,205)	-	(76,205)
Net income	-	-	-	-	-	145,656	145,656
Balance as of June 30, 2024(Unaudited)	5,390,599	$539	1	$-	$362,947	$(1,991,060)	$(1,627,574)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A		Class B		Additional		Total
	Ordinary Share		Ordinary Share		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2022	-	$-	5,390,600	$539	$-	$(8,710,675)	$(8,710,136)
Re-measurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(2,362,839)	(2,362,839)
Net income	-	-	-	-	-	(225,709)	(225,709)
Balance as of March 31, 2023(Unaudited)	-	$-	5,390,600	$539	$-	$(11,299,223)	$(11,298,684)
Conversion of class B shares to class A shares.	5,390,599	539	(5,390,599)	(539)	-	-	-
Re-measurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(2,134,033)	(2,134,033)
Capital contribution	-	-	-	-	524,380	-	524,380
Forgive of deferred underwriter discount	-	-	-	-	-	7,546,840	7,546,840
Net income	-	-	-	-	-	3,421,457	3,421,457
Balance as of June 30, 2023(Unaudited)	5,390,599	$539	1	$-	$524,380	$(2,464,959)	$(1,940,040)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE AI ACQUISITION CORP.
UNAUDITED INTERIM CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net income (loss)	$(321,060)	$3,195,748
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in trust	(161,434)	(4,496,872)
Change in warrant liability	324,211	602,419
Changes in operating assets and liabilities:
Prepaid assets	(40,500)	185,730
Accrued offering costs and expenses	(5,479)	24,242
Due to related party	204,261	57,670
Deferred liabilities	-	30,000
Net cash (used in) operating activities	(1)	(401,063)

Net change in cash	(1)	(401,063)
Cash, beginning of the period	212	401,275
Cash, end of the period	$211	$212

Supplemental disclosure of cash flow information:
Accretion of Class A ordinary shares subject to possible redemption	$161,433	$2,362,839
Deferred underwriting payable forgave	$-	$7,546,840
Administrative service fee forgave by related party charge to additional paid in capital	$-	$177,095
Deferred offering costs assumed by related party charge to additional paid in capital	$-	$347,285
Redemption of shares from marketable securities held in trust account	$-	$208,992,255
Promissory loan from sponsor for extension	$-	$50,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE AI ACQUISITION CORP.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from February 12, 2021 (inception) through June 30, 2024 relates to the Company’s formation, initial public offering, and initial business combination are described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering of Company’s securities (“IPO”).

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2024 and December 31, 2023, the Company had $212 and $212 , respectively, in its operating bank account, and working capital (deficit) of  $751,328 and $593,046 , respectively.

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

The Company anticipates that the cash held outside of the Trust Account as of June 30, 2024, might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, any additional Working Capital Loans and promissory notes (as defined in Note 5) from the New Sponsor, certain of the Company’s new officers and directors (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended June 30, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $212 and $212 in cash held in its operating account as of June 30, 2024 and December 31, 2023, respectively. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023.

Cash and Investments Held in Trust Account

At June 30, 2024 and December 31, 2023, the Company held $6,750,222 and $6,588,790 in the Trust Account assets which consisted entirely of investments in money market funds and cash, respectively. Following the Sponsor Handover, 19,824,274 and 1,146,276 shares were redeemed by public shareholders for $10.54 and $10.73 per share, respectively. As a result, $208,992,255 and $12,302,385 was removed from the Company’s trust account to pay such shareholders on June 13, 2023 and August 11, 2023, respectively. Investments in money market funds are recognized at fair value and are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Net (Loss) Income Per Ordinary Share

The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. On June 30, 2024 and December 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted (loss) income per ordinary share is the same as basic (loss) income per ordinary share for the period presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of ordinary share:

	For the Three Months Ended June 30,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$145,656	$-	$2,606,331	$815,126
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	5,982,450	1	17,046,806	5,331,363

Basic and diluted net (loss) income per ordinary share	$0.02	$0.102	$0.15	$0.15

	For the Six Months Ended June 30,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(321,060)	$-	$2,500,489	$695,259
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	5,982,450	1	19,279,517	5,360,652

Basic and diluted net (loss) income per ordinary share	$(0.05)	$(0.05)	$0.13	$0.13

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

As of June 30, 2024 and December 31, 2023, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Contingently redeemable ordinary shares as of December 31, 2021	$219,936,490
Plus:
Accretion of Class A ordinary shares subject to possible redemption	3,112,397

Contingently redeemable ordinary shares as of December 31, 2022	$223,048,887
Less:
Redemption of Class A ordinary shares	(221,294,640)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	4,834,543

Contingently redeemable ordinary shares as of December 31, 2023	$6,588,790
Plus:
Accretion of Class A ordinary shares subject to possible redemption	161,433

Contingently redeemable ordinary shares as of June 30, 2024	$6,750,223

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

Stock Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation—Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred. The Company has recognized no stock-based compensation expense during the period from February 12, 2021 (inception) through June 30, 2024.

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

Promissory Note — Related Party

On February 23, 2021, the Former Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2022 or the closing of the IPO. On April 20, 2022, the Company paid $246,766 to the Former Sponsor in full repayment of the promissory note. On June 15, 2023 and July 14, 2023, the New Sponsor loaned the Company a total of $100,000 pursuant to a non-interest bearing and unsecured promissory note amounted to $100,000 that is due upon closing of an initial Business Combination. As a result, the Company extended the time available to the Company to consummate its initial business combination from June 14, 2023 until August 14, 2023. From July 2023 to December 2023, the New Sponsor and New Sponsor’s shareholder loaned a total of $51,449 and $65,000 to the Company pursuant to a non-interest bearing and unsecured promissory note that is due upon closing of an initial Business Combination. As of June 30, 2024 and December 31, 2023, the Company had $216,449 borrowings under promissory note.

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

As of June 30, 2024 and December 31, 2023, the Company had $340,006 and $135,745 borrowings under the New Sponsor’s Working Capital Loans.

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

Consulting Services Agreement

On September 26, 2022, the Company entered into an agreement with a vendor for investment banking services related to the initial Business Combination. Should the vendor advise on an investment that is successfully completed by the Company, the Company will facilitate for the vendor, or an affiliate, to have an option to acquire up to 121,065 Class B shares at a share price equal to $4.13 per share provided that (x) such shares shall be subject to the same vesting schedules (if any) as the other Class B shares issued by the Company and (y) the number of Class B shares to be offered to the vendor shall be reduced pro rata to any reduction in the number of Class B shares outstanding at the time of the closing of the Business Combination. Following the Sponsor Handover, the Consulting Service Agreement was terminated at the time of the Sponsor Handover. As of June 30, 2024 and December 31, 2023, no fees has been accrued in the accompanying balance sheets.

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

Public Warrants

As of June 30, 2024 and December 31, 2023, the Company had 10,781,201 Public Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Note 8 - Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. As of June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. On June 30, 2024 and December 31, 2023, there were 5,390,599 Class A ordinary shares issued and outstanding, excluding 591,851 Class A ordinary shares subject to redemption.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 27, 2021, the Former Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration. On December 10, 2021, the underwriters partially exercised the over-allotment option. In connection with the expiration of the overallotment option on January 24, 2022, the Former Sponsor surrendered 359,400 Class B ordinary shares for no consideration. On June 12, 2023, the Former Sponsor transferred 3,184,830 Class B ordinary shares to the New Sponsor. On June 29, 2023, the Company issued an aggregate of 5,390,599 shares of its Class A ordinary shares to the holders of the Company’s Class B ordinary shares upon the conversion of an equal number of Class B Shares. The Class B Shareholders include the Former Sponsor, the New Sponsor, and four initial shareholders. The 5,390,599 Class A Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. Accordingly, as of June 30, 2024 and December 31, 2023, there was one (1) Class B ordinary shares issued and outstanding.

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

Note 9 -   Fair Value Measurements

The following table presents information about the Company’s liabilities that are measured at fair value on June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – money market funds	$-	$-	$-	$-

Total Assets	$-	$-	$-	$-

Liabilities:
Warrant liabilities – Public Warrants	431,248	$431,248	$-	$-
Warrant liabilities – Private Placement Warrants	444,998	-	444,998	-

Total Liabilities	$876,246	$431,248	$444,998	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – money market funds	$-	$-	$-	$-

Total Assets	$-	$-	$-	$-

Liabilities:
Warrant liabilities – Public Warrants	$271,686	$271,686	$-	$-
Warrant liabilities – Private Placement Warrants	$280,349	$-	$280,349	$-

Total Liabilities	$552,035	$271,686	$280,349	$-

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

As of June 30, 2024 and December 31, 2023, the Company used the quoted market price as the fair value of the Private Warrants and the Public Warrants which are classified as Level 2 and Level 1, respectively.

Note 10 - Subsequent Events

On August 15, 2024, the Company entered into a Business Combination Agreement with Leading Partners Limited (the “Holdco” or “Combined Company”) and Leading Group Limited (“LEADING”), which is a provider of insurance products in the People’s Republic of China. The agreement provides that the Company’s ordinary shares will be cancelled in exchange for the right to receive Holdco Class A shares on a one-on-one basis at closing. The 11,124,960 private placement warrants purchased by the initial sponsor at the time of the Company’s initial public offering, will be cancelled in exchange for 500,000 Holdco Class A Ordinary Shares. In addition, LEADING equityholders will receive an aggregate of 43,000,000 Holdco Class A Ordinary Shares in exchange for 100% of the issued and outstanding shares of LEADING. Closing of the agreement is subject to satisfaction of certain conditions precedent to closing.

On August 23, 2024, the Company issued one unsecured promissory note in an amount of $350,000 to LEADING for a loan to the Company for working capital purposes.

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

Following the Sponsor Handover, 19,824,274 and 1,146,276 shares were redeemed by public shareholders for $10.54 and $10.73 per share, respectively. As a result, $208,992,255 and $12,302,385 was removed from the Company’s trust account to pay such shareholders, respectively. In addition, the officers and directors that worked with the Former Sponsor were replaced by a new management team.

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

On August 15, 2024, we entered into a Business Combination Agreement with Leading Partners Limited (the “Holdco” or “Combined Company”) and Leading Group Limited (“LEADING”), which is a provider of insurance products in the People’s Republic of China. The agreement provides that our ordinary shares will be cancelled in exchange for the right to receive Holdco Class A shares on a one-on-one basis at closing. The 11,124,960 private placement warrants purchased by our initial sponsor at the time of our initial public offering, will be cancelled in exchange for 500,000 Holdco Class A Ordinary Shares. In addition, LEADING equityholders will receive an aggregate of 43,000,000 Holdco Class A Ordinary Shares in exchange for 100% of the issued and outstanding shares of LEADING. Closing of the Business Combination Agreement is subject to satisfaction of certain conditions precedent to closing.

Liquidity, Capital Resources and Going Concern

As of June 30, 2024 and December 31, 2023, we had $212 and $212, respectively, in our operating bank account, and working capital (deficit) of approximately $751,328 and $593,046, respectively.

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

The Company anticipates that the cash held outside of the Trust Account as of June 30, 2024 might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans and Promissory Note (as defined in Note 5) from the New Sponsor, certain of the Company’s officers and directors (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Initial Public Offering and Business Combination. Following the Initial Public Offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the Initial Public Offering. There was a significant decrease in Trust account balance, from $225,411,726 as of March 31, 2023 to $6,750,223 as of June 30, 2024, as a result of redemption of 20,970,550 class A ordinary shares in total amount of $221,294,640 from trust account following the Sponsor Handover. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our unaudited condensed financial statements. After the Initial Public Offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of the Initial Public Offering.

For the three and six months ended June 30, 2024, we had net income of $145,656 and net loss of  $(321,060), respectively, which consisted of interest income on investments held in the Trust Account of $76,205 and $161,433, respectively, offset by formation and operating costs of $70,749 and $158,282, respectively change in fair value of warrant liability of $140,200 and  $(324,211), respectively

For the three and six months ended June 30, 2023, we had net income of $3,421,457 and $3,195,748, respectively, which consisted of interest income on investments held in the Trust Account of $2,134,033 and  4,496,872, respectively, offset by formation and operating costs of $300,773 and $698,705, respectively change in fair value of warrant liability of $1,588,197 and  $(602,419), respectively

Contractual Obligations

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2024 and December 31, 2023, 591,851 Class A ordinary shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheet. The dissolution expense of $100,000 is not included in the redemption value of the shares subject to redemption since it is only taken into account in the event of the Company’s liquidation.

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

Net (Loss) Income Per Ordinary Share

We comply with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of shares of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At June 30, 2024 and December 31, 2023, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted (loss) income per ordinary share is the same as basic (loss) income per ordinary share for the period presented.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

