Form 10-K/A
period 2023-12-31
Healthcare AI Acquisition Corp.
filed 2024-10-18
CIK 1848861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.2)

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

The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed as of June 30, 2024 (the last business day of the Registrant’s most recently completed second fiscal quarter), was approximately $6,687,916.

As of October 17, 2024, there were 5,982,450 of the Registrant’s Class A ordinary shares and 1 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 originally filed on April 17, 2024, as amended on April 23, 2024 (together referred to as the “Original Filing”), which was filed with a report from BF Borgers CPA PC for the fiscal year ended December 31, 2023 and Marcum LLP, our auditors for the fiscal year ended December 31, 2022 (together referred to as the “Previous Audit Reports”). We are filing this Amendment No. 2 to update certain information on the cover page of this Annual Report and the Security Ownership of Certain Beneficial Owners Table, and to replace the Previous Audit Reports with the audit report from our current auditors, Bush & Associates CPA, LLC which is filed herewith. Other than the changes set forth in this explanatory note, there are no other changes to the Original Filing.

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

	Class B ordinary shares		Class A ordinary shares
Name of Beneficial Owners	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Atticus Ale, LLC (1)(2)	3,184,830	54%	-	-	54%
Healthcare AI Acquisition, LLC (3)(4)	2,105,770	36%	-	-	36%
Jiande Chen (1)	-	-	-	-	-
Xiaocheng Peng (1)	-	-	-	-	-
Nat Y Chan (1)	-	*	-	-	*
Stefan Dodov (1)	-	*	-	-	*
Manuel C. Menendez III (1)	-	*	-	-	*
All officers and directors as a group (five individuals)	-	-	-	-	*

_____________________

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is 8 The Green Ste 15614 Dover DE.

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

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association.(1)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.(1)

4.2	Description of Registrant’s Securities.

10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor.(1)

10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company.(1)

10.3	Registration and Shareholder Rights Agreement among the Registrant, the Sponsor and certain other equity holders named therein.(1)

10.4	Letter Agreement among the Registrant, the Sponsor and the Registrant’s officers and directors.(1)

10.5	Administrative Services Agreement between the Registrant and the Sponsor.(1)

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

10.12	Promissory Note, dated July 12, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 13, 2023).

10.13	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 8, 2023).

97.1	Clawback Policy

21	List of Subsidiaries.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on December 15, 2021.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

October 18, 2024

HEALTHCARE AI ACQUISITION CORP.

/s/ Jiande Chen
Name: Jiande Chen
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jiande Chen	Chairman and Chief Executive Officer	October 18, 2024
Jiande Chen	(Principal Executive Officer)

/s/ Xiaocheng Peng	Director and Chief Financial Officer	October 18, 2024
Xiaocheng Peng	(Principal Financial and Accounting Officer)

/s/ Nat Y Chan	Director	October 18, 2024
Nat Y Chan

/s/ Stefan Dodov	Director	October 18, 2024
Stefan Dodov

/s/ Manuel C. Menendez III	Director	October 18, 2024
Manuel C. Menendez III

HEALTHCARE AI ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Healthcare AI Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Healthcare AI Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Bush & Associates CPA LLC

We have served as the Company’s auditor since June 11, 2024.

Henderson, Nevada

September 13, 2024

PCAOB ID Number 6797

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

