Form 10-Q
period 2024-09-30
Healthcare AI Acquisition Corp.
filed 2024-12-02
CIK 1848861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 28, 2024 there were 5,789,786 Class A ordinary shares, par value $0.0001 per share, and 1 Class B ordinary share, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

HEALTHCARE AI ACQUISITION CORP.

UNAUDITED INTERIM CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash on hand	$212	$212
Prepaid expenses	20,250	-
Total current assets	20,462	212
Prepaid expenses, non-current	-	-
Cash and investments held in trust account	6,827,015	6,588,790
Total assets	$6,847,477	$6,589,002

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$203,644	$241,064
Promissory Note - related Party	539,877	216,449
Due to related party	441,311	135,745
Total current liabilities	1,184,832	593,258
Warrant liability	547,654	552,035
Deferred liabilities	-	-
Deferred underwriting commissions	-	-
Total liabilities	1,732,486	1,145,293

Commitments and Contingencies (Note 6)
Class A ordinary share subject to possible redemption, 591,851 shares at redemption value of $11.54 and $11.13 as of September 30, 2024 and December 31, 2023, respectively	6,827,015	6,588,790

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value;500,000,000 shares authorized; 5,390,599 and 0 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively (excluding 591,851 and 21,562,401 shares subject to possible redemption, respectively)	539	539
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1 and 5,390,600 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	-
Additional paid-in capital	286,155	524,380
Accumulated deficit	(1,998,718)	(1,670,000)
Total Shareholders’ Deficit	(1,712,024)	(1,145,081)

Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$6,847,477	$6,589,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE AI ACQUISITION CORP.

UNAUDITED INTERIM CONDENSED STATEMENTS OF OPERATION

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Formation and operating costs	$413,042	$287,523	$571,324	$986,228
Loss from operations	(413,042)	(287,523)	(571,324)	(986,228)
Other income:
Interest income on investments held in Trust Account	76,792	163,452	238,225	4,660,324
Change in fair value of warrant liability	328,592	952,918	4,381	350,499
Change in fair value of over-allotment liability	-	-	-	-
Total other income	405,384	1,116,370	242,606	5,010,823
Net income (loss)	$(7,658)	$828,847	$(328,718)	$4,024,595
Basic and diluted weighted average shares outstanding, Class A ordinary shares	5,982,450	6,505,750	5,982,450	14,983,166
Basic and diluted net income (loss) per ordinary share, Class A ordinary shares	$(0.00)	$0.13	$(0.05)	$0.22
Basic and diluted weighted average shares outstanding, Class B ordinary shares	1	1	1	3,554,242
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$(0.00)	$0.13	$(0.05)	$0.22

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE AI ACQUISITION CORP.

UNAUDITED INTERIM UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A		Class B		Additional		Total
	Ordinary Share		Ordinary Share		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	5,390,599	$539	1	$-	$524,380	$(1,670,000)	(1,145,081)
Re-measurement of Class A ordinary shares subject to possible redemption	-	-	-	-	(85,228)	-	(85,228)
Net income	-	-	-	-	-	(466,716)	(466,716)
Balance as of March 31, 2024(Unaudited)	5,390,599	$539	1	$-	$439,152	$(2,136,716)	$(1,697,025)
Re-measurement of Class A ordinary shares subject to possible redemption	-	-	-	-	(76,205)	-	(76,205)
Net income	-	-	-	-	-	145,656	145,656
Balance as of June 30, 2024(Unaudited)	5,390,599	$539	1	$-	$362,947	$(1,991,060)	$(1,627,574)
Re-measurement of Class A ordinary shares subject to possible redemption	-	-	-	-	(76,792)	-	(76,792)
Net income	-	-	-	-	-	(7,658)	(7,658)
Balance as of September 30, 2024(Unaudited)	5,390,599	$539	1	$-	$286,155	$(1,998,718)	$(1,712,024)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A		Class B		Additional		Total
	Ordinary Share		Ordinary Share		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	-	$-	5,390,600	$539	$-	$(8,710,675)	$(8,710,136)
Re-measurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(2,362,839)	(2,362,839)
Net income	-	-	-	-	-	(225,709)	(225,709)
Balance as of March 31, 2023(Unaudited)	-	$-	5,390,600	$539	$-	$(11,299,223)	$(11,298,684)
Conversion of class B shares to class A shares.	5,390,599	539	(5,390,599)	(539)	-	-	-
Re-measurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(2,134,033)	(2,134,033)
Capital contribution	-	-	-	-	524,380	-	524,380
Forgive of deferred underwriter discount	-	-	-	-	-	7,546,840	7,546,840
Net income	-	-	-	-	-	3,421,457	3,421,457
Balance as of June 30, 2023(Unaudited)	5,390,599	$539	1	$-	$524,380	$(2,464,959)	$(1,940,040)
Re-measurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(263,452)	(263,452)
Net income	-	-	-	-	-	828,847	828,847
Balance as of September 30, 2023(Unaudited)	5,390,599	$539	1	$-	$524,380	$(1,899,564)	$(1,374,645)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE AI ACQUISITION CORP.

UNAUDITED INTERIM CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net income (loss)	$(328,718)	$3,195,748
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in trust	(238,226)	(4,496,872)
Change in warrant liability	(4,381)	602,419
Changes in operating assets and liabilities:
Prepaid assets	(20,250)	185,730
Accrued offering costs and expenses	(37,420)	24,242
Due to related party	305,567	57,670
Deferred liabilities	-	30,000
Net cash (used in) operating activities	(323,428)	(401,063)

Cash flows from financing activities:
Proceeds of promissory note - related party	323,428	-
Net cash provided by financing activities	323,428	-

Net change in cash	-	(401,063)
Cash, beginning of the period	212	401,275
Cash, end of the period	$212	$212

Supplemental disclosure of cash flow information:
Accretion of Class A ordinary shares subject to possible redemption	$238,225	$2,362,839
Deferred underwriting payable forgave	$-	$7,546,840
Administrative service fee forgave by related party charge to additional paid in capital	$-	$177,095
Deferred offering costs assumed by related party charge to additional paid in capital	$-	$347,285
Redemption of shares from marketable securities held in trust account	$-	$208,992,255
Promissory loan from sponsor for extension	$-	$50,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE AI ACQUISITION CORP.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from February 12, 2021 (inception) through, 2024 relates to the Company’s formation, initial public offering, and initial business combination are described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering of Company’s securities (“IPO”).

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

On August 15, 2024, the Company entered into a Business Combination Agreement with Leading Partners Limited (the “Holdco” or “Combined Company”) and Leading Group Limited (“LEADING”), which is a provider of insurance products in the People’s Republic of China. The agreement provides that the Company’s ordinary shares will be cancelled in exchange for the right to receive Holdco Class A shares on a one-on-one basis at closing. The 11,124,960 private placement warrants purchased by the initial sponsor at the time of the Company’s initial public offering, will be cancelled in exchange for 500,000 Holdco Class A Ordinary Shares. In addition, LEADING equity holders will receive an aggregate of 43,000,000 Holdco Class A Ordinary Shares in exchange for 100% of the issued and outstanding shares of LEADING. Closing of the agreement is subject to satisfaction of certain conditions precedent to closing.

Liquidity, Capital Resources and Going Concern

As of September 30, 2024 and December 31, 2023, the Company had $212 and $212, respectively, in its operating bank account, and working capital (deficit) of $1,164,370 and $593,046 , respectively.

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

The Company anticipates that the cash held outside of the Trust Account as of September 30, 2024, might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, any additional Working Capital Loans and promissory notes (as defined in Note 5) from the New Sponsor, certain of the Company’s new officers and directors (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $212 and $212 in cash held in its operating account as of September 30, 2024 and December 31, 2023, respectively. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023.

Cash and Investments Held in Trust Account

At September 30, 2024 and December 31, 2023, the Company held $6,827,015 and $6,588,790 in the Trust Account assets which consisted entirely of investments in money market funds and cash, respectively. Following the Sponsor Handover, 19,824,274 and 1,146,276 shares were redeemed by public shareholders for $10.54 and $10.73 per share, respectively. As a result, $208,992,255 and $12,302,385 was removed from the Company’s trust account to pay such shareholders on June 13, 2023 and August 11, 2023, respectively. Investments in money market funds are recognized at fair value and are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Net (Loss) Income Per Ordinary Share

The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. On September 30, 2024 and December 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted (loss) income per ordinary share is the same as basic (loss) income per ordinary share for the period presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of ordinary share:

	For the Three Months Ended September 30,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(7,658)	$-	$828,847	$-
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	5,982,450	1	6,505,750	1

Basic and diluted net (loss) income per ordinary share	$(0.00)	$0.00	$0.13	$0.00

	For the Nine Months Ended September 30,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(328,718)	$-	$3,252,945	$771,650
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	5,982,450	1	14,983,166	3,554,242

Basic and diluted net (loss) income per ordinary share	$(0.05)	$(0.05)	$0.22	$0.22

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

As of September 30, 2024 and December 31, 2023, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Contingently redeemable ordinary shares as of December 31, 2021	$219,936,490
Plus:
Accretion of Class A ordinary shares subject to possible redemption	3,112,397

Contingently redeemable ordinary shares as of December 31, 2022	$223,048,887
Less:
Redemption of Class A ordinary shares	(221,294,640)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	4,834,543

Contingently redeemable ordinary shares as of December 31, 2023	$6,588,790
Plus:
Accretion of Class A ordinary shares subject to possible redemption	238,225

Contingently redeemable ordinary shares as of September 30, 2024	$6,827,015

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

Stock Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation—Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred. The Company has recognized no stock-based compensation expense during the period from February 12, 2021 (inception) through September 30, 2024.

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

Promissory Note — Related Party

On February 23, 2021, the Former Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2022 or the closing of the IPO. On April 20, 2022, the Company paid $246,766 to the Former Sponsor in full repayment of the promissory note. On June 15, 2023 and July 14, 2023, the New Sponsor loaned the Company a total of $100,000 pursuant to a non-interest bearing and unsecured promissory note amounted to $100,000 that is due upon closing of an initial Business Combination. As a result, the Company extended the time available to the Company to consummate its initial business combination from June 14, 2023 until August 14, 2023. From July 2023 to December 2023, the New Sponsor and New Sponsor’s shareholder loaned a total of $51,449 and $65,000 to the Company pursuant to a non-interest bearing and unsecured promissory note that is due upon closing of an initial Business Combination. As of September 30, 2024 and December 31, 2023, the Company had $216,449 borrowings under promissory note.

On August 23, 2024, the Company issued one unsecured promissory note in an amount of $350,000 to LEADING for Company’s working capital purposes. As of September 30, 2024, the Company had $323,428 borrowings under promissory note.

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

As of September 30, 2024 and December 31, 2023, the Company had $441,311 and $135,745 borrowings under the New Sponsor’s Working Capital Loans.

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

Consulting Services Agreement

On September 26, 2022, the Company entered into an agreement with a vendor for investment banking services related to the initial Business Combination. Should the vendor advise on an investment that is successfully completed by the Company, the Company will facilitate for the vendor, or an affiliate, to have an option to acquire up to 121,065 Class B shares at a share price equal to $4.13 per share provided that (x) such shares shall be subject to the same vesting schedules (if any) as the other Class B shares issued by the Company and (y) the number of Class B shares to be offered to the vendor shall be reduced pro rata to any reduction in the number of Class B shares outstanding at the time of the closing of the Business Combination. Following the Sponsor Handover, the Consulting Service Agreement was terminated at the time of the Sponsor Handover. As of September 30, 2024 and December 31, 2023, no fees has been accrued in the accompanying balance sheets.

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

Public Warrants

As of September 30, 2024 and December 31, 2023, the Company had 10,781,201 Public Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Note 8 - Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. As of September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. On September 30, 2024 and December 31, 2023, there were 5,390,599 Class A ordinary shares issued and outstanding, excluding 591,851 Class A ordinary shares subject to redemption.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 27, 2021, the Former Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration. On December 10, 2021, the underwriters partially exercised the over-allotment option. In connection with the expiration of the overallotment option on January 24, 2022, the Former Sponsor surrendered 359,400 Class B ordinary shares for no consideration. On June 12, 2023, the Former Sponsor transferred 3,184,830 Class B ordinary shares to the New Sponsor. On June 29, 2023, the Company issued an aggregate of 5,390,599 shares of its Class A ordinary shares to the holders of the Company’s Class B ordinary shares upon the conversion of an equal number of Class B Shares. The Class B Shareholders include the Former Sponsor, the New Sponsor, and four initial shareholders. The 5,390,599 Class A Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. Accordingly, as of September 30, 2024 and December 31, 2023, there was one (1) Class B ordinary shares issued and outstanding.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s liabilities that are measured at fair value on September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – money market funds	$-	$-	$-	$-

Total Assets	$-	$-	$-	$-

Liabilities:
Warrant liabilities – Public Warrants	269,530	$269,530	$-	$-
Warrant liabilities – Private Placement Warrants	278,124	-	278,124	-

Total Liabilities	$547,654	$269,530	$278,124	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – money market funds	$-	$-	$-	$-

Total Assets	$-	$-	$-	$-

Liabilities:
Warrant liabilities – Public Warrants	$271,686	$271,686	$-	$-
Warrant liabilities – Private Placement Warrants	$280,349	$-	$280,349	$-

Total Liabilities	$552,035	$271,686	$280,349	$-

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

As of September 30, 2024 and December 31, 2023, the Company used the quoted market price as the fair value of the Private Warrants and the Public Warrants which are classified as Level 2 and Level 1, respectively.

Note 10 - Subsequent Events

On November 21, 2024, the Company issued one unsecured promissory note (the “Note”) in an amount of $100,000, to LEADING, for a loan to the Company from LEADING for working capital purposes. The Note does not bear interest and matures upon closing of the Business Combination by the Company.

On November 26, 2024, the Company held an general annual meeting.  As approved by its shareholders at the General Annual Meeting, the following proposal was approved as a special resolution, giving the Company the right to extend the date by which it has to complete a business combination from December 14, 2024 on a month-to-month basis until May 14, 2025, by depositing into the trust account the lesser of $15,000 or $0.033 per non-redeemed public share for each monthly extension deposited into the Company’s trust account. In connection with the shareholders’ vote at the General Annual Meeting of Shareholders held by the Company on November 26, 2024, 192,664 shares were tendered for redemption. As a result, approximately $2,235,721.75 (approximately $11.60 per share) will be removed from the Company’s Trust Account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. Following redemptions, the Company will have 5,789,786 Class A Shares outstanding, and one Class B Share outstanding, and approximately $4,632,266.81 will remain in the Company’s Trust Account.

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

On August 15, 2024, we entered into a Business Combination Agreement with Leading Partners Limited (the “Holdco” or “Combined Company”) and Leading Group Limited (“LEADING”), which is a provider of insurance products in the People’s Republic of China. The agreement provides that our ordinary shares will be cancelled in exchange for the right to receive Holdco Class A shares on a one-on-one basis at closing. The 11,124,960 private placement warrants purchased by our initial sponsor at the time of our initial public offering, will be cancelled in exchange for 500,000 Holdco Class A Ordinary Shares. In addition, LEADING equity holders will receive an aggregate of 43,000,000 Holdco Class A Ordinary Shares in exchange for 100% of the issued and outstanding shares of LEADING. Closing of the Business Combination Agreement is subject to satisfaction of certain conditions precedent to closing.

On November 26, 2024, the Company held an general annual meeting.  As approved by its shareholders at the general annual eeting, the following proposal was approved as a special resolution, giving the Company the right to extend the date by which it has to complete a business combination from December 14, 2024 on a month-to-month basis until May 14, 2025, by depositing into the trust account the lesser of $15,000 or $0.033 per non-redeemed public share for each monthly extension deposited into the Company’s trust account. In connection with the shareholders’ vote at the general annual meeting of Shareholders, 192,664 shares were tendered for redemption. As a result, approximately $2,235,721.75 (approximately $11.60 per share) will be removed from the Company’s Trust Account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. Following redemptions, the Company will have 5,789,786 Class A Shares outstanding, and one Class B Share outstanding, and approximately $4,632,266.81 will remain in the Company’s Trust Account.

Liquidity, Capital Resources and Going Concern

As of September 30, 2024 and December 31, 2023, we had $212 and $212, respectively, in our operating bank account, and working capital (deficit) of approximately $1,164,370 and $593,046, respectively.

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

The Company anticipates that the cash held outside of the Trust Account as of September 30, 2024 might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans and Promissory Note (as defined in Note 5) from the New Sponsor, certain of the Company’s officers and directors (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Initial Public Offering and Business Combination. Following the Initial Public Offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the Initial Public Offering. There was a significant decrease in Trust account balance, from $225,411,726 as of March 31, 2023 to $6,827,015 as of September 30, 2024, as a result of redemption of 20,970,550 class A ordinary shares in total amount of $221,294,640 from trust account following the Sponsor Handover. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our unaudited condensed financial statements. After the Initial Public Offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of the Initial Public Offering.

For the three and nine months ended September 30, 2024, we had net income of $7,658 and net loss of  $328,718, respectively, which consisted of interest income on investments held in the Trust Account of $76,792 and $238,225, respectively, offset by formation and operating costs of $413,042 and $571,324, respectively change in fair value of warrant liability of $328,592 and  $4,381, respectively

For the three and nine months ended September 30, 2023, we had net income of $828,847 and $4,024,595, respectively, which consisted of interest income on investments held in the Trust Account of $163,452 and  $4,660,324, respectively, offset by formation and operating costs of $287,523 and $986,228, respectively change in fair value of warrant liability of $952,918 and  $350,499, respectively.

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination or our liquidation, the Company began to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. Upon Sponsor Handover, the Former Sponsor waived the unpaid service fees, which was treated as capital contribution from the former Sponsor. And the New Sponsor has agreed not to charge an administrative service fee from the Company. For the three and nine months ended September 30, 2023, the Company recognized $nil and $50,000 for the administrative support services expense, respectively.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2024 and December 31, 2023, 591,851 Class A ordinary shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheet. The dissolution expense of $100,000 is not included in the redemption value of the shares subject to redemption since it is only taken into account in the event of the Company’s liquidation.

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

Net (Loss) Income Per Ordinary Share

We comply with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of shares of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At September 30, 2024 and December 31, 2023, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted (loss) income per ordinary share is the same as basic (loss) income per ordinary share for the period presented.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as described below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2023, as amended, and filed with the SEC on October 18, 2024.

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

The Company extended the time to consummate its initial Business Combination beyond December 9, 2024, however it contravenes Nasdaq rules and, as a result, would lead Nasdaq to suspend trading in the Company’s securities or lead the Company’s securities to be delisted from Nasdaq. If the Company’s securities are delisted from Nasdaq, the Company’s Class A ordinary shares would be deemed a “penny” stock and the Company would become subject to the requirements of Rule 419 to which it is not currently subject. This may adversely affect the liquidity and trading of our securities and may impact our ability to complete the Business Combination.

The Company’s Class A ordinary shares and warrants are listed on Nasdaq. Nasdaq IM-5101-2 requires that the Company, a special purpose acquisition company, complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement, which, in the case of the Company, would be December 9, 2024. The Company is unable to complete an initial business combination by December 9, 2024 and on November 26, 2024, it extended the time to complete a business combination beyond such 36-month period, on a month-to-month basis until May 14, 2025, and such extension violates Nasdaq IM-5101-2. Effective on October 7, 2024, Nasdaq Rule 5815 was amended to provide for the immediate suspension and delisting upon issuance of a delisting determination letter to an issuer for failure to meet the requirements of Nasdaq IM5101-02. Accordingly, the Company will face immediate suspension and delisting of its securities once the Company receives a delisting determination letter from Nasdaq after the 36-month window ends on December 9, 2024. Pursuant to Nasdaq Rule 5815, as amended, Nasdaq may only reverse its delisting determination if it finds that it made a factual error in applying Nasdaq Rule 5815, as amended. If Nasdaq delists the Company’s securities from trading on its exchange and the Company is not able to list its securities on another national securities exchange, we expect the Company’s securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage;

•	a decreased ability to issue additional securities or obtain additional financing in the future; and

•	the Company may be deemed a less attractive merger partner for a target company or business.

We also note that if Nasdaq delists the Company’s securities from trading on its exchange and the Company is not able to list its securities on another national securities exchange, it may affect the Company’s ability to consummate its Business Combination with Leading Group. We note that under the Business Combination Agreement, the Company’s maintaining its listing on the Nasdaq Stock Market is not a condition precedent to closing of the Business Combination, however, the listing of the post Business Combination combined company’s securities on Nasdaq is a condition precedent to closing of the Business Combination. The fact that the Company’s securities are not listed on Nasdaq may present certain challenges to listing the post Combination combined company’s securities on Nasdaq, such as the post Business Combination combined company’s ability to meet the listing requirements for Nasdaq, like the minimum per share bid price and the market value of unrestricted publicly held shares.

If the Company’s securities are delisted from Nasdaq, the Company’s Class A ordinary shares could become subject to the regulations of the SEC relating to the market for “penny stocks.” Under Rule 419 of the Securities Act, the term “blank check company” means a company that (i) is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and (ii) is issuing “penny stock,” as defined in Rule 3a51-1 under the Exchange Act. Under Rule 3a51-1, the term “penny stock” means any equity security, unless it fits within certain enumerated exclusions including being listed on a national securities exchange, such as Nasdaq (Rule 3a51-1(a)(2)) (the “Exchange Rule”). The Company currently relies on the Exchange Rule to not be deemed a penny stock issuer (and consequently a “blank check company” under Rule 419). If the Company is deemed a “blank check company” as defined under Rule 419, it may become subject to additional restrictions on the trading of its securities. Among those restrictions is that brokers trading in the securities of a blank check company under Rule 419 adhere to more stringent rules, including being subject to the depository requirements of Rule 419.

The “penny stock” rules are burdensome and may reduce the trading activity for shares of the Company’s Class A ordinary shares. For example, brokers trading in the Company’s Class A ordinary shares would be required to deliver a standardized risk disclosure document, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to effecting a transaction in a penny stock not otherwise exempt from those rules, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. If the Company’s Class A ordinary shares are a “penny stock,” these disclosure requirements may have the effect of reducing the trading activity in the secondary market for the Company’s Class A ordinary shares. If the Company’s Class A ordinary shares are subject to the “penny stock” rules, the holders of such Class A ordinary shares may find it more difficult to sell their shares. This may also result in us no longer being an attractive merger partner if our securities are no longer listed on an exchange, which may impact our ability to complete the Business Combination.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since the Company’s Class A ordinary shares and warrants are listed on Nasdaq, such securities qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if the Class A ordinary shares and warrants were no longer listed on Nasdaq, these securities would not qualify as covered securities under such statute and the Company would be subject to regulation in each state in which it offers its securities.

We will not complete the Business Combination with a U.S. target company and such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

Certain of our directors are citizens of countries other than the United States. In addition, Leading Partner Limited or “Holdco”, the company with which we entered into the Business Combination Agreement, is a Cayman Islands exempted company with operations in Singapore and certain of its directors are citizens of countries other than the United States. While we believe that the nature of HAIA’s business, and the nature of the businesses of Holdco should not make the transaction subject to U.S. foreign regulations or review by a U.S. government entity, it is possible that the Business Combination may be subject to a CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If the Business Combination falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination by May 14, 2025 because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

