Form 10-K
period 2024-12-31
Healthcare AI Acquisition Corp.
filed 2025-03-03
CIK 1848861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

HEALTHCARE AI ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1585450
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8 The Green, Ste 15614
Dover DE 19901	19810
(Address of Principal Executive Offices)	(Zip Code)

(917) 446-0469

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	HAIUF	OTC Markets Group, Inc.
Class A ordinary shares, par value $0.0001 per share	HAIAF	OTC Markets Group, Inc.
Warrants, each whole warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	HAIWF	OTC Markets Group, Inc.

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

As of February 28, 2025, there were 5,789,786 of the Registrant’s Class A ordinary shares, par value $0.0001 per share, and 1 of the Registrant’s Class B ordinary share, par value $0.0001 per share, issued and outstanding.

HEALTHCARE AI ACQUISITION CORP.

DESCRIPTION OF SECURITIES

The following summary of the material terms of the securities of Healthcare AI Acquisition Corp. (“we,” “us,” “our” or “the company”) is not intended to be a complete summary of the rights and preferences of such securities and is subject to and qualified by reference to our amended and restated memorandum and articles of association incorporated by reference as an exhibit to the company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Report”) and applicable Cayman Islands law. We urge you to read our amended and restated memorandum and articles of association in their entirety for a complete description of the rights and preferences of our securities.

Certain Terms

Unless otherwise stated in this exhibit or the context otherwise requires, references to:

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

•	“sponsor” are to Healthcare AI Acquisition, LLC, a Cayman Islands limited liability company;

•	“warrants” are to our public warrants and private placement warrants; and

•	“we,” “us,” “our,” “company” or “our company” are to Healthcare AI Acquisition Corp., a Cayman Islands exempted company.

We are a Cayman Islands exempted company (company number 365888) and our affairs are governed by our amended and restated memorandum and articles of association, the Companies Act and the common law of the Cayman Islands. Pursuant to our amended and restated memorandum and articles of association, we are authorized to issue 500,000,000 Class A ordinary shares and 50,000,000 Class B ordinary shares, as well as 5,000,000 preference shares, $0.0001 par value each. The following description summarizes the material terms of our shares as set out more particularly in our amended and restated memorandum and articles of association. Because it is only a summary, it may not contain all the information that is important to you.

Units

Each unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as described in the Report. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of the Company’s Class A ordinary shares. This means only a whole warrant may be exercised at any given time by a warrant holder.

The Class A ordinary shares and warrants comprising the units began separate trading on January 31, 2022. Holders have subsequently had the option to continue to hold units or separate their units into the component securities. Holders will need to have their brokers contact our transfer agent in order to separate the units into Class A ordinary shares and warrants. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least two units, you will not be able to receive or trade a whole warrant.

Additionally, the units will automatically separate into their component parts and will not be traded after completion of our initial business combination.

Ordinary Shares

As of the date of the Report, 5,789,786 Class A ordinary shares, par value $0.0001, and one Class B ordinary shares, par value $0.0001, were issued and outstanding.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as required by law; provided that only holders of Class B ordinary shares will have the right to vote on the appointment of directors prior to or in connection with the completion of our initial business combination. Unless specified in our amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of our ordinary shares that are voted is required to approve any such matter voted on by our shareholders. Approval of certain actions will require a special resolution under Cayman Islands law, and pursuant to our amended and restated memorandum and articles of association; such actions include amending our amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can appoint all of the directors. Holders of Class A ordinary shares will not have the right to vote on the appointment of any directors until after the completion of our initial business combination. Our shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor. Prior to our initial business combination, only holders of our founder shares will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. In addition, prior to the completion of an initial business combination, holders of our founder shares may by ordinary resolution remove a member of the board of directors for any reason. The provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our shareholder meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares.

Because our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A ordinary shares, if we were to enter into a business combination, we may (depending on the terms of such a business combination) be required to increase the number of Class A ordinary shares which we are authorized to issue at the same time as our shareholders vote on the business combination to the extent we seek shareholder approval in connection with our initial business combination.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or general meetings to appoint directors. We may not hold an annual general meeting to appoint new directors prior to the consummation of our initial business combination. Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of our founder shares may by ordinary resolution remove a member of the board of directors for any reason.

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial owner must identify itself in order to valid redeem its shares. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Unlike many blank check companies that hold shareholder votes and conduct proxy solicitations in conjunction with their initial business combinations and provide for related redemptions of public shares for cash upon completion of such initial business combinations even when a vote is not required by law, if a shareholder vote is not required by applicable law or stock exchange listing requirements, if a shareholder vote is not required by applicable law or stock exchange listing requirements and we do not decide to hold a shareholder vote for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing our initial business combination. Our amended and restated memorandum and articles of association require these tender offer documents to contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under the SEC’s proxy rules. If, however, a shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, we will, like many blank check companies, offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law. However, the participation of our sponsor, officers, directors, advisors or their affiliates in privately-negotiated transactions (as described in the final prospectus related to our initial public offering), if any, could result in the approval of our initial business combination even if a majority of our public shareholders vote, or indicate their intention to vote, against such initial business combination. For purposes of seeking approval of the majority of our issued and outstanding ordinary shares, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. Our amended and restated memorandum and articles of association require that at least five days’ notice will be given of any general meeting.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares”, without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our shareholders’ inability to redeem the Excess Shares will reduce their influence over our ability to complete our initial business combination, and such shareholders could suffer a material loss in their investment if they sell such Excess Shares on the open market. Additionally, such shareholders will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And, as a result, such shareholders will continue to hold that number of shares exceeding 15% and, in order to dispose such shares would be required to sell their shares in open market transactions, potentially at a loss.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, we do not need any public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Additionally, each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all.

Pursuant to our amended and restated memorandum and articles of association, if we have not consummated an initial business combination by June 14, 2025, after making our monthly extension payment to the Trust Account, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per- share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any  divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 18 months from the closing of our initial public offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame). Our amended and restated memorandum and articles of association provide that, if a resolution of the company’s shareholders is passed pursuant to the Companies Act of the Cayman Islands to commence the voluntary liquidation of the company prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

In the event of a liquidation, dissolution or winding up of the company after a business combination, our shareholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of shares, if any, having preference over the ordinary shares. Our shareholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the ordinary shares, except that we will provide our public shareholders with the opportunity to redeem their public shares for cash at a per share price equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares, upon the completion of our initial business combination, subject to the limitations described herein.

Founder Shares

The founder shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the units sold in our initial public offering, and holders of founder shares have the same shareholder rights as public shareholders, except that: (a) the founder shares are subject to certain transfer restrictions, as described in more detail below; (b) our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; and (iii) waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 18 months from the closing of our initial public offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame); (c) the founder shares will automatically convert into our Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof as described herein; (d) the founder shares are entitled to registration rights and (e) only holders of founder shares will have the right to vote on the appointment of directors prior to or in connection with the completion of our initial business combination. If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination.

The founder shares are designated as Class B ordinary shares and will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the trust account if we do not consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of our initial public offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, its affiliates or any member of our management team upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20-trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. We refer to such transfer restrictions throughout this exhibit as the lock-up. Any permitted transferees would be subject to the same restrictions and other agreements of our sponsor and our directors and executive officers with respect to any founder shares.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. In addition, prior to the completion of an initial business combination, holders of our founder shares may by ordinary resolution remove a member of the board of directors for any reason. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our shareholder meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with our initial business combination, except as required by law, holders of our founder shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote.

Preference Shares

Our amended and restated memorandum and articles of association authorize 5,000,000 preference shares and provide that preference shares may be issued from time to time in one or more series. Our board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. Our board of directors is able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. The ability of our board of directors to issue preference shares without shareholder approval could have the effect of delaying, deferring or preventing a change of control of us or the removal of existing management. We have no preference shares issued and outstanding at the date hereof. Although we do not currently intend to issue any preference shares, we cannot assure you that we will not do so in the future. No preference shares were issued or registered in our initial public offering.

Warrants

Public Warrants

Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of one year from the closing of our initial public offering and 30 days after the completion of our initial business combination, except as discussed in the immediately succeeding paragraph. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least two units, you will not be able to receive or trade a whole warrant. The warrants will expire five years after the completion of our initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

We will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to our satisfying our obligations described below with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable and we will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will we be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.

We have agreed that as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but we will use our commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value and (B) 0.361 Class A ordinary shares per warrant (subject to adjustment). The “fair market value” as used in this paragraph shall mean the volume weighted average price of the Class A ordinary shares for the 10-trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

Redemption of Warrants When the Price Per Class A Ordinary Share Equals or Exceeds $18.00

Once the warrants become exercisable, we may call the outstanding warrants for redemption (except as described herein with respect to the private placement warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption (the ”30-day redemption period”) to each warrant holder; and

•

if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “—Public Warrants—Anti-Dilution Adjustments”) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

We will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

We have established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and we issue a notice of redemption of the warrants, each warrant holder will be entitled to exercise his, her or its warrant prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 redemption trigger price (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “—Public Warrants— Anti-Dilution Adjustments”) as well as the $11.50 (for whole shares) warrant exercise price after the redemption notice is issued.

Redemption of Warrants When the Price Per Class A Ordinary Share Equals or Exceeds $10.00

Once the warrants become exercisable, we may call the outstanding warrants for redemption (except as described herein with respect to the private placement warrants):

•	in whole and not in part;

•

at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table below, based on the redemption date and the “fair market value” of our Class A ordinary shares (as defined below) except as otherwise described below; and

•

if, and only if, the closing price of our Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “ —Warrants—Public Shareholders’ Warrants—Anti-Dilution Adjustments”) for any 20-trading days within the 30- trading day period ending three trading days before we send the notice of redemption to the warrant holders.

Beginning on the date the notice of redemption is given until the warrants are redeemed or exercised, holders may elect to exercise their warrants on a cashless basis. The numbers in the table below represent the number of Class A ordinary shares that a warrant holder will receive upon such cashless exercise in connection with a redemption by us pursuant to this redemption feature, based on the “fair market value” of our Class A ordinary shares on the corresponding redemption date (assuming holders elect to exercise their warrants and such warrants are not redeemed for $0.10 per warrant), determined for these purposes based on volume weighted average price of our Class A ordinary shares during the 10-trading days immediately following the date on which the notice of redemption is sent to the holders of warrants, and the number of months that the corresponding redemption date precedes the expiration date of the warrants, each as set forth in the table below. We will provide our warrant holders with the final fair market value no later than one business day after the 10-trading day period described above ends.

Pursuant to the warrant agreement, references above to Class A ordinary shares shall include a security other than Class A ordinary shares into which the Class A ordinary shares have been converted or exchanged for in the event we are not the surviving company in our initial business combination. The numbers in the table below will not be adjusted when determining the number of Class A ordinary shares to be issued upon exercise of the warrants if we are not the surviving entity following our initial business combination.

The share prices set forth in the column headings of the table below will be adjusted as of any date on which the number of shares issuable upon exercise of a warrant or the exercise price of a warrant is adjusted as set forth under the heading “ —Anti-dilution Adjustments” below. If the number of shares issuable upon exercise of a warrant is adjusted, the adjusted share prices in the column headings will equal the share prices immediately prior to such adjustment, multiplied by a fraction, the numerator of which is the number of shares deliverable upon exercise of a warrant immediately prior to such adjustment and the denominator of which is the number of shares deliverable upon exercise of a warrant as so adjusted. The number of shares in the table below shall be adjusted in the same manner and at the same time as the number of shares issuable upon exercise of a warrant. If the exercise price of a warrant is adjusted, (a) in the case of an adjustment pursuant to the fifth paragraph under the heading “—Anti-dilution Adjustments” below, the adjusted share prices in the column headings will equal the unadjusted share price multiplied by a fraction, the numerator of which is the higher of the Market Value and the Newly Issued Price as set forth under the heading “—Anti-dilution Adjustments” and the denominator of which is $10.00 and (b) in the case of an adjustment pursuant to the second paragraph under the heading “—Anti- dilution Adjustments” below, the adjusted share prices in the column headings will equal the unadjusted share price less the decrease in the exercise price of a warrant pursuant to such exercise price adjustment.

	Fair Market Value of Class A Ordinary Shares
Redemption Date (period to expiration of warrants)	10.00	$11.00	$12.00	$13.00	$14.00	$15.00	$16.00	$17.00	>$18.00
60 months	0.261	0.281	0.297	0.311	0.324	0.337	0.348	0.358	0.361
57 months	0.257	0.277	0.294	0.310	0.324	0.337	0.348	0.358	0.361
54 months	0.252	0.272	0.291	0.307	0.322	0.335	0.347	0.357	0.361
51 month	0.246	0.268	0.287	0.304	0.320	0.333	0.346	0.357	0.361
48 months	0.241	0.263	0.283	0.301	0.317	0.332	0.344	0.356	0.361
45 months	0.235	0.258	0.279	0.298	0.315	0.330	0.343	0.356	0.361
42 months	0.228	0.252	0.274	0.294	0.312	0.328	0.342	0.355	0.361
39 months	0.221	0.246	0.269	0.290	0.309	0.325	0.340	0.354	0.361
36 months	0.213	0.239	0.263	0.285	0.305	0.323	0.339	0.353	0.361
33 months	0.205	0.232	0.257	0.280	0.301	0.320	0.337	0.352	0.361
30 months	0.196	0.224	0.250	0.274	0.297	0.316	0.335	0.351	0.361
27 months	0.185	0.214	0.242	0.268	0.291	0.313	0.332	0.350	0.361
24 months	0.173	0.204	0.233	0.260	0.285	0.308	0.329	0.348	0.361
21 months	0.161	0.193	0.223	0.252	0.279	0.304	0.326	0.347	0.361
18 months	0.146	0.179	0.211	0.242	0.271	0.298	0.322	0.345	0.361

	Fair Market Value of Class A Ordinary Shares
Redemption Date (period to expiration of warrants)	10.00	$11.00	$12.00	$13.00	$14.00	$15.00	$16.00	$17.00	>$18.00
15 months	0.130	0.164	0.197	0.230	0.262	0.291	0.317	0.342	0.361
12 months	0.111	0.146	0.181	0.216	0.250	0.282	0.312	0.339	0.361
9 months	0.090	0.125	0.162	0.199	0.237	0.272	0.305	0.336	0.361
6 months	0.065	0.099	0.137	0.178	0.219	0.259	0.296	0.331	0.361
3 months	0.034	0.065	0.104	0.150	0.197	0.243	0.286	0.326	0.361
0 months	—	—	0.042	0.115	0.179	0.233	0.281	0.323	0.361

The exact fair market value and redemption date may not be set forth in the table above, in which case, if the fair market value is between two values in the table or the redemption date is between two redemption dates in the table, the number of Class A ordinary shares to be issued for each warrant exercised will be determined by a straight-line interpolation between the number of shares set forth for the higher and lower fair market values and the earlier and later redemption dates, as applicable, based on a 365 or 366-day year, as applicable. For example, if the volume weighted average price of our Class A ordinary shares during the 10-trading days immediately following the date on which the notice of redemption is sent to the holders of the warrants is $11.00 per share, and at such time there are 57 months until the expiration of the warrants, holders may choose to, in connection with this redemption feature, exercise their warrants for 0.277 Class A ordinary shares for each whole warrant. For an example where the exact fair market value and redemption date are not as set forth in the table above, if the volume weighted average price of our Class A ordinary shares during the 10-trading days immediately following the date on which the notice of redemption is sent to the holders of the warrants is $13.50 per share, and at such time there are 38 months until the expiration of the warrants, holders may choose to, in connection with this redemption feature, exercise their warrants for 0.298 Class A ordinary shares for each whole warrant. In no event will the warrants be exercisable on a cashless basis in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment). Finally, as reflected in the table above, if the warrants are out of the money and about to expire, they cannot be exercised on a cashless basis in connection with a redemption by us pursuant to this redemption feature, since they will not be exercisable for any Class A ordinary shares.

This redemption feature differs from the typical warrant redemption features used in some other blank check offerings, which only provide for a redemption of warrants for cash (other than the private placement warrants) when the trading price for the Class A ordinary shares exceeds $18.00 per share for a specified period of time. This redemption feature is structured to allow for all of the outstanding warrants to be redeemed when the Class A ordinary shares are trading at or above $10.00 per public share, which may be at a time when the trading price of our Class A ordinary shares is below the exercise price of the warrants. We have established this redemption feature to provide us with the flexibility to redeem the warrants without the warrants having to reach the $18.00 per share threshold set forth above under “—Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00.” Holders choosing to exercise their warrants in connection with a redemption pursuant to this feature will, in effect, receive a number of shares for their warrants based on an option pricing model with a fixed volatility input as of the date of the final prospectus. This redemption right provides us with an additional mechanism by which to redeem all of the outstanding warrants, and therefore have certainty as to our capital structure as the warrants would no longer be outstanding and would have been exercised or redeemed. We will be required to pay the applicable redemption price to warrant holders if we choose to exercise this redemption right and it will allow us to quickly proceed with a redemption of the warrants if we determine it is in our best interest to do so. As such, we would redeem the warrants in this manner when we believe it is in our best interest to update our capital structure to remove the warrants and pay the redemption price to the warrant holders.

As stated above, we can redeem the warrants when the Class A ordinary shares are trading at a price starting at $10.00, which is below the exercise price of $11.50, because it will provide certainty with respect to our capital structure and cash position while providing warrant holders with the opportunity to exercise their warrants on a cashless basis for the applicable number of shares. If we choose to redeem the warrants when the Class A ordinary shares are trading at a price below the exercise price of the warrants, this could result in the warrant holders receiving fewer Class A ordinary shares than they would have received if they had chosen to wait to exercise their warrants for Class A ordinary shares if and when such Class A ordinary shares were trading at a price higher than the exercise price of $11.50.

No fractional Class A ordinary shares will be issued upon exercise. If, upon exercise, a holder would be entitled to receive a fractional interest in a share, we will round down to the nearest whole number of the number of Class A ordinary shares to be issued to the holder. If, at the time of redemption, the warrants are exercisable for a security other than the Class A ordinary shares pursuant to the warrant agreement (for instance, if we are not the surviving company in our initial business combination), the warrants may be exercised for such security. At such time as the warrants become exercisable for a security other than the Class A ordinary shares, the Company (or surviving company) will use its commercially reasonable efforts to register under the Securities Act the security issuable upon the exercise of the warrants.

Redemption Procedures

A holder of a warrant may notify us in writing in the event it elects to be subject to a requirement that such holder will not have the right to exercise such warrant, to the extent that after giving effect to such exercise, such person (together with such person’s affiliates), to the warrant agent’s actual knowledge, would beneficially own in excess of 9.8% (or such other amount as a holder may specify) of the Class A ordinary shares issued and outstanding immediately after giving effect to such exercise.

Anti-dilution Adjustments. If the number of outstanding Class A ordinary shares is increased by a capitalization or share dividend payable in Class A ordinary shares, or by a split-up of ordinary shares or other similar event, then, on the effective date of such capitalization or share dividend, split-up or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the “historical fair market value” (as defined below) will be deemed a share dividend of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) one minus the quotient of (x) the price per Class A ordinary share paid in such rights offering and (y) the historical fair market value. For these purposes, (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) “historical fair market value” means the volume weighted average price of Class A ordinary shares as reported during the 10- trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

In addition, if we, at any time while the warrants are outstanding and unexpired, pay a dividend or make a distribution in cash, securities or other assets to all or substantially all of the holders of the Class A ordinary shares on account of such Class A ordinary shares (or other securities into which the warrants are convertible), other than (a) as described above, (b) any cash dividends or cash distributions which, when combined on a per share basis with all other cash dividends and cash distributions paid on the Class A ordinary shares during the 365-day period ending on the date of declaration of such dividend or distribution does not exceed $0.50 (as adjusted to appropriately reflect any other adjustments and excluding cash dividends or cash distributions that resulted in an adjustment to the exercise price or to the number of Class A ordinary shares issuable on exercise of each warrant) but only with respect to the amount of the aggregate cash dividends or cash distributions equal to or less than $0.50 per share, (c) to satisfy the redemption rights of the holders of Class A ordinary shares in connection with a proposed initial business combination, (d) to satisfy the redemption rights of the holders of Class A ordinary shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (e) in connection with the redemption of our public shares upon our failure to complete our initial business combination, then the warrant exercise price will be decreased, effective immediately after the effective date of such event, by the amount of cash and/or the fair market value of any securities or other assets paid on each Class A ordinary share in respect of such event.

If the number of outstanding Class A ordinary shares is decreased by a consolidation, combination, reverse share split or reclassification of Class A ordinary shares or other similar event, then, on the effective date of such consolidation, combination, reverse share split, reclassification or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be decreased in proportion to such decrease in outstanding Class A ordinary shares.

Whenever the number of Class A ordinary shares purchasable upon the exercise of the warrants is adjusted, as described above, the warrant exercise price will be adjusted by multiplying the warrant exercise price immediately prior to such adjustment by a fraction (x) the numerator of which will be the number of Class A ordinary shares purchasable upon the exercise of the warrants immediately prior to such adjustment and (y) the denominator of which will be the number of Class A ordinary shares so purchasable immediately thereafter.

In addition, if (x) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our sponsor or its affiliates, without taking into account any founder shares held by our sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above under “—Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “— Redemption of warrants when the price per Class A ordinary shares equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above under “—Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

In case of any reclassification or reorganization of the outstanding Class A ordinary shares (other than those described above or that solely affects the par value of such Class A ordinary shares), or in the case of any merger or consolidation of us with or into another corporation (other than a consolidation or merger in which we are the continuing corporation and that does not result in any reclassification or reorganization of our outstanding Class A ordinary shares), or in the case of any sale or conveyance to another corporation or entity of the assets or other property of us as an entirety or substantially as an entirety in connection with which we are dissolved, the holders of the warrants will thereafter have the right to purchase and receive, upon the basis and upon the terms and conditions specified in the warrants and in lieu of the Class A ordinary shares immediately theretofore purchasable and receivable upon the exercise of the rights represented thereby, the kind and amount of Class A ordinary shares or other securities or property (including cash) receivable upon such reclassification, reorganization, merger or consolidation, or upon a dissolution following any such sale or transfer, that the holder of the warrants would have received if such holder had exercised their warrants immediately prior to such event. However, if such holders were entitled to exercise a right of election as to the kind or amount of securities, cash or other assets receivable upon such consolidation or merger, then the kind and amount of securities, cash or other assets for which each warrant will become exercisable will be deemed to be the weighted average of the kind and amount received per share by such holders in such consolidation or merger that affirmatively make such election, and if a tender, exchange or redemption offer has been made to and accepted by such holders (other than a tender, exchange or redemption offer made by the company in connection with redemption rights held by shareholders of the company as provided for in the company’s amended and restated memorandum and articles of association or as a result of the redemption of Class A ordinary shares by the company if a proposed initial business combination is presented to the shareholders of the company for approval) under circumstances in which, upon completion of such tender or exchange offer, the maker thereof, together with members of any group (within the meaning of Rule 13d-5(b)(1) under the Exchange Act) of which such maker is a part, and together with any affiliate or associate of such maker (within the meaning of Rule 12b-2 under the Exchange Act) and any members of any such group of which any such affiliate or associate is a part, own beneficially (within the meaning of Rule 13d-3 under the Exchange Act) more than 50% of the issued and outstanding Class A ordinary shares, the holder of a warrant will be entitled to receive the highest amount of cash, securities or other property to which such holder would actually have been entitled as a shareholder if such warrant holder had exercised the warrant prior to the expiration of such tender or exchange offer, accepted such offer and all of the Class A ordinary shares held by such holder had been purchased pursuant to such tender or exchange offer, subject to adjustment (from and after the consummation of such tender or exchange offer) as nearly equivalent as possible to the adjustments provided for in the warrant agreement. If less than 70% of the consideration receivable by the holders of Class A ordinary shares in such a transaction is payable in the form of Class A ordinary shares in the successor entity that is listed for trading on a national securities exchange or is quoted in an established over-the-counter market, or is to be so listed for trading or quoted immediately following such event, and if the registered holder of the warrant properly exercises the warrant within 30 days following public disclosure of such transaction, the warrant exercise price will be reduced as specified in the warrant agreement based on the Black-Scholes value (as defined in the warrant agreement) of the warrant. The purpose of such exercise price reduction is to provide additional value to holders of the warrants when an extraordinary transaction occurs during the exercise period of the warrants pursuant to which the holders of the warrants otherwise do not receive the full potential value of the warrants. The purpose of such exercise price reduction is to provide additional value to holders of the warrants when an extraordinary transaction occurs during the exercise period of the warrants pursuant to which the holders of the warrants otherwise do not receive the full potential value of the warrants.

The warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the final prospectus, or defective provision (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders. You should review a copy of the warrant agreement, which is filed as an exhibit to the Report, for a complete description of the terms and conditions applicable to the warrants.

The warrant holders do not have the rights or privileges of holders of ordinary shares and any voting rights until they exercise their warrants and receive Class A ordinary shares. After the issuance of Class A ordinary shares upon exercise of the warrants, each holder will be entitled to one vote for each share held of record on all matters to be voted on by shareholders.

No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder.

We have agreed that, subject to applicable law, any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and we irrevocably submit to such jurisdiction, which jurisdiction will be the exclusive forum for any such action, proceeding or claim. This provision applies to claims under the Securities Act but does not apply to claims under the Exchange Act or any claim for which the federal district courts of the United States of America are the sole and exclusive forum.

Private Placement Warrants

Except as described below, the private placement warrants have terms and provisions that are identical to those of the warrants sold as part of the units in our initial public offering. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) will not be transferable, assignable or salable until 30 days after the completion of our initial business combination (except pursuant to limited exceptions as described under the section of the final prospectus entitled “Principal Shareholders—Transfers of Founder Shares and Private Placement Warrants,” to our officers and directors and other persons or entities affiliated with the initial purchasers of the private placement warrants) and they will not be redeemable by us (except as described under “—Warrants—Public Shareholders’ Warrants—Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00”) so long as they are held by our sponsor or its permitted transferees (except as otherwise set forth herein). Our sponsor, or its permitted transferees, has the option to exercise the private placement warrants on a cashless basis. If the private placement warrants are held by holders other than our sponsor or its permitted transferees, the private placement warrants will be redeemable by us in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the units sold in our initial public offering. Any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants will require a vote of holders of at least 50% of the number of the then- outstanding private placement warrants.

If holders of the private placement warrants elect to exercise them on a cashless basis, they would pay the exercise price by surrendering his, her or its warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “Sponsor fair market value” (defined below) over the exercise price of the warrants by (y) the Sponsor fair market value. For these purposes, the “Sponsor fair market value” shall mean the average reported closing price of the Class A ordinary shares for the 10-trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent. The reason that we have agreed that these warrants will be exercisable on a cashless basis so long as they are held by our sponsor and its permitted transferees is because it is not known at this time whether they will be affiliated with us following a business combination. If they remain affiliated with us, their ability to sell our securities in the open market will be significantly limited. An insider cannot trade in our securities if he or she is in possession of material non-public information. Accordingly, unlike public shareholders who could exercise their warrants and sell the Class A ordinary shares received upon such exercise freely in the open market in order to recoup the cost of such exercise, the insiders could be significantly restricted from selling such securities. As a result, we believe that allowing the holders to exercise such warrants on a cashless basis is appropriate.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time.

Our Transfer Agent and Warrant Agent

The transfer agent for our ordinary shares and warrant agent for our warrants is Continental Stock Transfer & Trust Company. We have agreed to indemnify Continental Stock Transfer & Trust Company in its roles as transfer agent and warrant agent, its agents and each of its shareholders, directors, officers and employees against all claims and losses that may arise out of acts performed or omitted for its activities in that capacity, except for any claims and losses due to any gross negligence or intentional misconduct of the indemnified person or entity.

Certain Differences in Corporate Law

Cayman Islands companies are governed by the Companies Act. The Companies Act is modeled on English Law but does not follow recent English Law statutory enactments, and differs from laws applicable to United States corporations and their shareholders. Set forth below is a summary of the material differences between the provisions of the Companies Act applicable to us and the laws applicable to companies incorporated in the United States and their shareholders.

Mergers and Similar Arrangements. In certain circumstances, the Companies Act allows for mergers or consolidations between two Cayman Islands companies, or between a Cayman Islands exempted company and a company incorporated in another jurisdiction (provided that is facilitated by the laws of that other jurisdiction).

Where the merger or consolidation is between two Cayman Islands companies, the directors of each company must approve a written plan of merger or consolidation containing certain prescribed information. That plan or merger or consolidation must then be authorized by (a) a special resolution (usually a majority of 66.66% in value of the voting shares voted at a shareholder meeting) of the shareholders of each company; and (b) such other authorization, if any, as may be specified in such constituent company’s articles of association. No shareholder resolution is required for a merger between a parent company (i.e., a company that holds issued shares that together represent 90% of the votes at a general meeting of the subsidiary company) and its subsidiary company, if a copy of the plan of merger is given to every member of each subsidiary company to be merged unless that member agrees otherwise. The consent of each holder of a fixed or floating security interest of a constituent company must be obtained, unless the court waives such requirement. If the Cayman Islands Registrar of Companies is satisfied that the requirements of the Companies Act (which includes certain other formalities) have been complied with, the Registrar of Companies will register the plan of merger or consolidation.

Where the merger or consolidation involves a foreign company, the procedure is similar, save that where the surviving or consolidated company is the Cayman Islands exempted company, the Cayman Islands Registrar of Companies is required to be satisfied in respect of any constituent overseas company that: (i) the merger or consolidation is permitted or not prohibited by the constitutional documents of the foreign company and by the laws of the jurisdiction in which the foreign company is incorporated, and that those laws and any requirements of those constitutional documents have been or will be complied with; (ii) no petition or other similar proceeding has been filed and remains outstanding or order made or resolution adopted to wind up or liquidate the foreign company in any jurisdictions; (iii) no receiver, trustee, administrator or other similar person has been appointed in any jurisdiction and is acting in respect of the foreign company, its affairs or its property or any part thereof; (iv) no scheme, order, compromise or other similar arrangement has been entered into or made in any jurisdiction whereby the rights of creditors of the foreign company are and continue to be suspended or restricted; (v) the foreign company is able to pay its debts as they fall due and that the merger or consolidation is bona fide and not intended to defraud unsecured creditors of the foreign company; (vi) in respect of the transfer of any security interest granted by the foreign company to the surviving or consolidated company (a) consent or approval to the transfer has been obtained, released or waived; (b) the transfer is permitted by and has been approved in accordance with the constitutional documents of the foreign company; and (c) the laws of the jurisdiction of the foreign company with respect to the transfer have been or will be complied with; (vii) the foreign company will, upon the merger or consolidation becoming effective, cease to be incorporated, registered or exist under the laws of the relevant foreign jurisdiction; and (viii) there is no other reason why it would be against the public interest to permit the merger or consolidation. The requirements set out in sections (i) to (vii) above shall be met by a director of the Cayman Islands exempted company making a declaration to the effect that, having made due enquiry, they are of the opinion that such requirements have been met, such declaration to include a statement of the assets and liabilities of the foreign company made up to the latest practicable date before making the declaration.

Where the above procedures are adopted, the Companies Act provides for a right of dissenting shareholders to be paid a payment of the fair value of their shares upon their dissenting to the merger or consolidation if they follow a prescribed procedure. In essence, that procedure is as follows: (a) the shareholder must give their written objection to the merger or consolidation to the constituent company before the vote on the merger or consolidation, including a statement that the shareholder proposes to demand payment for their shares if the merger or consolidation is authorized by the vote; (b) within 20 days following the date on which the merger or consolidation is approved by the shareholders, the constituent company must give written notice to each shareholder who made a written objection; (c) a shareholder must within 20 days following receipt of such notice from the constituent company, give the constituent company a written notice of their intention to dissent including, among other details, a demand for payment of the fair value of their shares; (d) within seven days following the date of the expiration of the period set out in paragraph (b) above or seven days following the date on which the plan of merger or consolidation is filed, whichever is later, the constituent company, the surviving company or the consolidated company must make a written offer to each dissenting shareholder to purchase their shares at a price that the company determines is the fair value and if the company and the shareholder agree the price within 30 days following the date on which the offer was made, the company must pay the shareholder such amount; and (e) if the company and the shareholder fail to agree a price within such 30 day period, within 20 days following the date on which such 30 day period expires, the company (and any dissenting shareholder) must file a petition with the Cayman Islands Grand Court to determine the fair value and such petition must be accompanied by a list of the names and addresses of the dissenting shareholders with whom agreements as to the fair value of their shares have not been reached by the company. At the hearing of that petition, the court has the power to determine the fair value of the shares together with a fair rate of interest, if any, to be paid by the company upon the amount determined to be the fair value. Any dissenting shareholder whose name appears on the list filed by the company may participate fully in all proceedings until the determination of fair value is reached. These rights of a dissenting shareholder are not available in certain circumstances, for example, to dissenters holding shares of any class in respect of which an open market exists on a recognized stock exchange or recognized interdealer quotation system at the relevant date or where the consideration for such shares to be contributed are shares of any company listed on a national securities exchange or shares of the surviving or consolidated company.

Moreover, Cayman Islands law has separate statutory provisions that facilitate the reconstruction or amalgamation of companies. In certain circumstances, schemes of arrangement will generally be more suited for complex mergers or other transactions involving widely held companies, commonly referred to in the Cayman Islands as a “scheme of arrangement” which may be tantamount to a merger. In the event that a merger is sought pursuant to a scheme of arrangement (the procedures for which are more rigorous and take longer to complete than the procedures typically required to consummate a merger in the United States), the arrangement in question must be approved by a majority in number of each class of shareholders and creditors with whom the arrangement is to be made and who must in addition represent three-fourths in value of each such class of shareholders or creditors, as the case may be, that are present and voting either in person or by proxy at a meeting, or meeting summoned for that purpose. The convening of the meetings and subsequently the terms of the arrangement must be sanctioned by the Grand Court of the Cayman Islands. While a dissenting shareholder would have the right to express to the court the view that the transaction should not be approved, the court can be expected to approve the arrangement if it satisfies itself that:

•	we are not proposing to act illegally or beyond the scope of our corporate authority and the statutory provisions as to majority vote have been complied with;

•	the shareholders have been fairly represented at the general meeting in question;

•	the arrangement is such as a businessman would reasonably approve; and

•	the arrangement is not one that would more properly be sanctioned under some other provision of the Companies Act or that would amount to a “fraud on the minority.”

If a scheme of arrangement or takeover offer (as described below) is approved, any dissenting shareholder would have no rights comparable to appraisal rights (providing rights to receive payment in cash for the judicially determined value of the shares), which would otherwise ordinarily be available to dissenting shareholders of United States corporations.

Squeeze-out Provisions. When a takeover offer is made and accepted by holders of 90% of the shares to whom the offer relates within four months, the offeror may, within a two-month period, require the holders of the remaining shares to transfer such shares on the terms of the offer. An objection can be made to the Grand Court of the Cayman Islands, but this is unlikely to succeed unless there is evidence of fraud, bad faith, collusion or inequitable treatment of the shareholders.

Further, transactions similar to a merger, reconstruction and/or an amalgamation may in some circumstances be achieved through means other than these statutory provisions, such as a share capital exchange, asset acquisition or control, or through contractual arrangements of an operating business.

Shareholders’ Suits. Our Cayman Islands legal counsel is not aware of any reported class action having been brought in a Cayman Islands court. Derivative actions have been brought in the Cayman Islands courts, and the Cayman Islands courts have confirmed the availability for such actions. In most cases, we will be the proper plaintiff in any claim based on a breach of duty owed to us, and a claim against (for example) our officers or directors usually may not be brought by a shareholder. However, based both on Cayman Islands legal authorities and on English authorities, which would in all likelihood be of persuasive authority and be applied by a court in the Cayman Islands, exceptions to the foregoing principle apply in circumstances in which:

•	a company is acting, or proposing to act, illegally or beyond the scope of its authority;

•	the act complained of, although not beyond the scope of the authority, could be effected if duly authorized by more than the number of votes which have actually been obtained; or

•	those who control the company are perpetrating a “fraud on the minority.”

A shareholder may have a direct right of action against us where the individual rights of that shareholder have been infringed or are about to be infringed.

Enforcement of Civil Liabilities. The Cayman Islands has a different body of securities laws as compared to the United States and provides less protection to investors. Additionally, Cayman Islands companies may not have standing to sue before the Federal courts of the United States.

We have been advised by our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, and/or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

Special Considerations for Exempted Companies. We are an exempted company with limited liability (meaning our public shareholders have no liability, as members of the company, for liabilities of the company over and above the amount paid for their shares) under the Companies Act. The Companies Act distinguishes between ordinary resident companies and exempted companies. Any company that is registered in the Cayman Islands but conducts business mainly outside of the Cayman Islands may apply to be registered as an exempted company. The requirements for an exempted company are essentially the same as for an ordinary company except for certain exemptions and privileges, including those listed below:

•

annual reporting requirements are minimal and consist mainly of a statement that the company has conducted its operations mainly outside of the Cayman Islands and has complied with the provisions of the Companies Act;

•	an exempted company’s register of members is not open to inspection and can be kept outside of the Cayman Islands;

•	an exempted company does not have to hold an annual shareholder meeting;

•	an exempted company may issue ordinary shares with no par value;

•	an exempted company may obtain an undertaking against the imposition of any future taxation (such undertakings are usually given for 30 years in the first instance);

•	an exempted company may register by way of continuation in another jurisdiction and be deregistered in the Cayman Islands;

•	an exempted company may register as a limited duration company; and

•	an exempted company may register as a segregated portfolio company.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain provisions designed to provide certain rights and protections that apply to us until the completion of our initial business combination. These provisions cannot be amended without a special resolution under Cayman Islands law. As a matter of Cayman Islands law, a resolution is deemed to be a special resolution where it has been adopted by the affirmative vote of at least a two-thirds (2⁄3) majority (or such higher threshold as specified in the company’s amended and restated memorandum and articles of association) of the votes cast by the holders of the issued shares present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter. Other than as described above, our amended and restated memorandum and articles of association provide that special resolutions must be approved either by at least a two-thirds (2⁄3) majority (or such higher threshold as specified in the company’s amended and restated memorandum and articles of association) of the shares voted at a shareholder meeting of the company (i.e., the lowest threshold permissible under Cayman Islands law), or by a unanimous written resolution of all of our shareholders.

Our initial shareholders and their permitted transferees, if any, who collectively beneficially own 20% of our ordinary shares upon the closing of our initial public offering, will participate in any vote to amend our amended and restated memorandum and articles of association and will have the discretion to vote in any manner they choose. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

•

if we have not consummated an initial business combination within 18 months from the closing of our initial public offering, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes that were paid by us or are payable by us, if any, divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law;

19

•

prior to or in connection with our initial business combination, we may not issue additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on our initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond 18 months from the closing of our initial public offering or (y) amend the foregoing provisions;

•

although we do not intend to enter into a business combination with a target business that is affiliated with our sponsor, our directors or our officers, we are not prohibited from doing so. In the event we enter into such a transaction, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such a business combination is fair to our company from a financial point of view;

•

if a shareholder vote on our initial business combination is not required by applicable law or stock exchange listing requirements and we do not decide to hold a shareholder vote for business or other reasons, we will offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, and will file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act;

•

so long as our securities are then listed on Nasdaq, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination;

•

if our shareholders approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, we will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein; and

•	we will not effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

Anti-Money Laundering, Counter-Terrorist Financing, Prevention of Proliferation Financing and Financial Sanctions Compliance—Cayman Islands

In order to comply with legislation or regulations aimed at the prevention of money laundering, terrorist financing, proliferation financing and compliance with financial sanctions, we are required to adopt and maintain certain procedures, and may require subscribers to provide evidence to verify their identity and source of funds. Where permitted, and subject to certain conditions, we may also delegate the maintenance of our anti-money laundering, terrorist financing, prevention of proliferation financing and financial sanctions compliance procedures (including the acquisition of due diligence information) to a suitable person.

We reserve the right to request such information as is necessary to verify the identity of a subscriber. In some cases the directors may be satisfied that no further information is required since an exemption applies under the Anti-Money Laundering Regulations (as amended) of the Cayman Islands, as amended and revised from time to time (the “Regulations”). Depending on the circumstances of each application, a detailed verification of identity might not be required where:

(a)	the subscriber is a relevant financial business required to comply with the Regulations or is a majority-owned subsidiary of such a business; or

(b)

the subscriber is acting in the course of a business in relation to which a regulatory authority exercises regulatory functions and which is in a country assessed by us to have a low degree of risk of money laundering and terrorist financing in accordance with the Regulations (each, a “Low Risk Country”) or is a majority-owned subsidiary of such subscriber; or

(c)	the subscriber is a central or local government organization, statutory body or agency of government in the Cayman Islands or a Low Risk Country; or

(d)

the subscriber is a company that is listed on a recognized stock exchange and subject to disclosure requirements which impose requirements to ensure adequate transparency of beneficial ownership, or is a majority-owned subsidiary of such a company; or

(e)	the subscriber is a pension fund for a professional association, trade union or is acting on behalf of employees of an entity referred to in sub-paragraphs (a) to (d);or

(f)

the application is made through a nominee or introduced by an introducer which falls within one of sub-paragraphs (a) to (e). In this situation the company may rely on a written assurance from the nominee or the introducer (as applicable) which confirms (i) that the requisite identification and verification procedures on the applicant for business and (for introducers only) its beneficial owners have been carried out; (ii) the nature and intended purpose of the business relationship; (iii) that the nominee or the introducer has identified the source of funds of the applicant for business; (iv) (for introducers only) that the introducer is supervised or monitored by an overseas regulatory authority and has measures in place to comply with customer due diligence and record keeping requirements; and (v) that the intermediary shall make available on request and without delay copies of any identification and verification data or information and relevant documents.

For the purposes of these exceptions, recognition of a financial institution, regulatory authority or jurisdiction will be determined in accordance with the Regulations by reference to the Low Risk Country definition.

In the event of delay or failure on the part of the subscriber in producing any information required for verification purposes, we may refuse to accept the application, in which case any funds received will be returned without interest to the account from which they were originally debited.

We also reserve the right to refuse to make any payment to a shareholder if our directors or officers suspect or are advised that the payment to such shareholder might result in a breach of applicable anti-money laundering, counter-terrorist financing, prevention of proliferation financing and financial sanctions or other laws or regulations by any person in any relevant jurisdiction, or if such refusal is considered necessary or appropriate to ensure our compliance with any such laws or regulations in any applicable jurisdiction.

If any person resident in the Cayman Islands knows or suspects, or has reasonable grounds for knowing or suspecting, that another person is engaged in criminal conduct, is involved with terrorism or terrorist property or proliferation financing or is the target of a financial sanction and the information for that knowledge or suspicion came to their attention in the course of business in the regulated sector or other trade, profession, business or employment, the person will be required to report such knowledge or suspicion to (i) the Financial Reporting Authority of the Cayman Islands, pursuant to the Proceeds of Crime Act (as amended) of the Cayman Islands if the disclosure relates to criminal conduct, money laundering or proliferation financing or is the target of a financial sanction or (ii) a police officer of the rank of constable or higher, or the Financial Reporting Authority, pursuant to the Terrorism Act (as amended) of the Cayman Islands, if the disclosure relates to involvement with terrorism or terrorist financing and property. Such a report will not be treated as a breach of confidence or of any restriction upon the disclosure of information imposed by any enactment or otherwise.

Certain Anti-Takeover Provisions of our Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association provide that our board of directors is classified into three classes of directors. Prior to our initial business combination, only the holders of our Class B ordinary shares will be entitled to vote on the election and removal of our directors.

Our authorized but unissued Class A ordinary shares and preference shares will be available for future issuances without shareholder approval and could be utilized for a variety of corporate purposes, including future offerings to raise additional capital, acquisitions and employee benefit plans. The existence of authorized but unissued and unreserved Class A ordinary shares and preference shares could render more difficult or discourage an attempt to obtain control of us by means of a proxy contest, tender offer, merger or otherwise.

Securities Eligible for Future Sale

As of December 31, 2024, we had 5,789,787 ordinary shares issued and outstanding on an as converted basis. Of these shares, the 399,187 Class A ordinary shares sold in our initial public offering are freely tradable without restriction or further registration under the Securities Act, except for any Class A ordinary shares purchased by one of our affiliates within the meaning of Rule 144 under the Securities Act. All of the outstanding founder shares (5,390,600 founder shares as of December 31, 2024) and all of the outstanding private placement warrants (11,124,960 private placement warrants as of December 31, 2024) will be restricted securities under Rule 144, in that they were issued in private transactions not involving a public offering.

Rule 144

Pursuant to Rule 144, a person who has beneficially owned restricted shares or warrants for at least six months would be entitled to sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding, a sale and (ii) we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale and have filed all required reports under Section 13 or 15(d) of the Exchange Act during the 12 months (or such shorter period as we were required to file reports) preceding the sale.

Persons who have beneficially owned restricted shares or warrants for at least six months but who are our affiliates at the time of, or at any time during the three months preceding, a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of:

•	1% of the total number of ordinary shares then outstanding, which equaled 269,530 shares immediately after our initial public offering; or

•	the average weekly reported trading volume of the Class A ordinary shares during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

Sales by our affiliates under Rule 144 are also limited by manner of sale provisions and notice requirements and to the availability of current public information about us.

Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies

Rule 144 is not available for the resale of securities initially issued by shell companies (other than business combination related shell companies) or issuers that have been at any time previously a shell company. However, Rule 144 also includes an important exception to this prohibition if the following conditions are met:

•	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

•	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

•

the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

•	at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

As a result, our initial shareholders will be able to sell their founder shares and private placement warrants, as applicable, pursuant to Rule 144 without registration one year after we have completed our initial business combination.

Registration and Shareholder Rights

The holders of the founder shares, private placement warrants and any warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans) are entitled to registration rights pursuant to a registration and shareholder rights agreement signed at the closing of our initial public offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the founder shares, as described in the following paragraph, and (ii) in the case of the private placement warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20-trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of our sponsor with respect to any founder shares. We refer to such transfer restrictions throughout this exhibit as the lock- up.

In addition, pursuant to the registration and shareholder rights agreement, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as our sponsor holds any securities covered by the registration and shareholder rights agreement.

Listing of Securities

On December 10, 2024, HAIA received a Notice from Nasdaq stating that HAIA did not comply with Nasdaq Interpretive Material IM-5101-2, and that its securities were subject to delisting. HAIA’s registration statement, filed in connection with HAIA’s IPO, became effective on December 09, 2021. Pursuant to IM-5101-2, HAIA must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Since the Business Combination was not consummated  by December 09, 2024, HAIA did not comply with IM-5101-2, and its securities were suspended from trading on Nasdaq at the opening of business on December 17, 2024.

As a result, HAIA Class A ordinary shares, Units and Warrants have been trading on the OTC since December 17, 2024 under the symbols “HAIAF,” “HAIUF” and “HAIWF” respectively.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND SUMMARY OF RISK FACTORS

Some of the statements contained in this Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

•	our being a company with no operating history and no revenue;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the target business;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance following our initial public offering; or

•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Report.

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

PART I

Item 1. Business

Introduction

Healthcare AI Acquisition Corp. (referred to herein as the “Company” or “HAIA”) is a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. We have not yet entered into a definitive agreement with any specific business combination target.

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

On November 26, 2024, the Company held an general annual meeting (the “General Annual Meeting”).  As approved by its shareholders at the General Annual Meeting, the following proposal was approved as a special resolution, giving the Company the right to extend the date by which it has to complete a business combination from December 14, 2024 on a month-to-month basis until May 14, 2025 (each month so extended, an “Extended Date”), by depositing into the trust account the lesser of $15,000 or $0.033 per non-redeemed public share for each monthly extension deposited into the Company’s Trust Account. In connection with the shareholders’ vote at the General Annual Meeting, 192,664 shares were tendered for redemption. As a result, approximately $2,235,721.75 (approximately $11.60 per share) was removed from the Company’s Trust Account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. Following redemptions, the Company will have and approximately $4,632,266.81 will remain in the Company’s Trust Account.

On December 10, 2024, the Company received a Notice from Nasdaq stating that the Company did not comply with Nasdaq Interpretive Material IM-5101-2, and that its securities were subject to delisting. HAIA’s registration statement, filed in connection with the Company’s IPO, became effective on December 09, 2021. Pursuant to IM-5101-2, the Company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Since the Business Combination was not consummated  by December 09, 2024, the Company did not comply with IM-5101-2, and its securities were suspended from trading on Nasdaq at the opening of business on December 17, 2024.

  As a result, the Company Class A ordinary shares, Units and Warrants have been trading on the OTC since December 17, 2024 under the symbols “HAIAF,” “HAIUF” and “HAIWF” respectively.

The Business Combination and the Business Combination Agreement

Business Combination Agreement

On August 15, 2024, the Company entered into a Business Combination Agreement with Leading Partners Limited, or “PubCo”, and Leading Group Limited (“Target” or “Leading Group”).  Leading is an insurance channel specialist in the People’s Republic of China.

The board of directors of the Company has unanimously approved and declared advisable the Business Combination Agreement and the Business Combination and resolved to recommend approval of the Business Combination Agreement and related matters by the Company’s shareholders. The Mergers (as defined below) are expected to be consummated after obtaining the required approval by the shareholders of “HAIA, the Company” and Leading Group and the satisfaction of certain other customary closing conditions.

The Merger

The Business Combination  Agreement provides that, among other things and upon the terms and subject to the conditions thereof, PubCo will form (a) Merger Sub I, a Cayman Islands exempted company with limited liability as a direct wholly-owned subsidiary of PubCo (“Merger Sub I”), and (b) Merger Sub II, a Cayman Islands exempted company as a direct wholly-owned subsidiary of PubCo (“Merger Sub II” which, together with PubCo and Merger Sub I, each, individually, referred to as an “Acquisition Entity” and, collectively, the “Acquisition Entities”) whereby: (i) Merger Sub I will merge with and into Leading Group (the “Leading Group Merger”), the separate existence of Merger Sub I will cease and Leading Group will be the surviving corporation of Leading Group Merger and a direct wholly-owned subsidiary of PubCo (Leading Group is hereinafter referred to for the periods from and after Leading Group Merger Effective Time (as defined below) as the “Surviving Corporation”), and (ii) following confirmation of the effective filing of Leading Group Merger but on the same day, Merger Sub II will merge with and into the Company (the “HAIA Merger” and together with Leading Group Merger, the “Mergers”), the separate existence of Merger Sub II will cease and the Company will be the surviving corporation of the HAIA Merger and a direct wholly-owned subsidiary of PubCo. Upon Leading Group Merger Effective Time, the holders of Leading Group Shares (as defined below) will receive Class A ordinary shares of PubCo, par value $0.0001 per share (“PubCo Class A Ordinary Shares”) in accordance with the Business Combination Agreement, the PubCo Governing Documents and Leading Group Governing Documents (as such terms are defined in the Business Combination Agreement), and upon the HAIA Merger Effective Time (as defined below), the holders of the Company’s Ordinary Shares (as defined below) will receive PubCo Class A Ordinary Shares.

Leading Group Merger will become effective (the “Leading Group Merger Effective Time”) at the time specified in the certificate of merger issued by the Cayman Islands Registrar of Companies after the plan of merger and other documents required under the Cayman Companies Act shall be filed to the Registrar of Companies of the Cayman Islands. The HAIA Merger will become effective (the “HAIA Merger Effective Time”) at the time specified in the certificate of merger issued by the Cayman Islands Registrar of Companies after the plan of merger and other documents required under the Cayman Companies Act shall be filed to the Registrar of Companies of the Cayman Islands.

Consideration and Structure

Under the Business Combination Agreement, at the HAIA Merger Effective Time, each HAIA Unit that is outstanding immediately prior to the HAIA Merger Effective Time (each “HAIA Unit” being comprised of one Class A ordinary share of the Company, par value $0.0001 per share, referred to as the “HAIA Class A Shares,” and one half of a warrant, each whole warrant enabling the holder thereof to purchase one Class A Share at a price of $11.50 per share, such warrants being referred to as the “HAIA Public Warrants”)  shall be automatically detached and the holder thereof shall be deemed to hold one HAIA Class A Share and one-half of a HAIA Public Warrant.  The Class B ordinary share, par value $0.0001 per share (the “Class B Share”) of HAIA, shall automatically convert into one Class A share upon the consummation of the HAIA Merger (The HAIA Class B Share and the HAIA Class A Shares are together referred to as “HAIA Ordinary Shares”).

Each HAIA Ordinary Share that is issued and outstanding immediately prior to the HAIA Merger Effective Time shall automatically be cancelled and cease to exist in exchange for the right to receive one newly issued PubCo Class A Ordinary Share, and without any action on the part of any holder of a HAIA Public Warrant, every HAIA Public Warrant issued and outstanding immediately prior to the HAIA Merger Effective Time shall, pursuant to the Warrant Agreement and the Warrant Assignment Agreement (as such terms are defined in the Business Combination Agreement), automatically and irrevocably be modified to provide that such HAIA Public Warrant shall no longer entitle the holder thereof to purchase the number of HAIA Ordinary Shares set forth therein and in substitution thereof and rather that such HAIA Warrant shall entitle the holder thereof to acquire such equal number of PubCo Class A Ordinary Shares (each, an “Assumed Warrant”).  Each Assumed Warrant shall have and be subject to the terms and conditions set forth in the Warrant Assignment Agreement. In addition, the 11,124,960 Private Placement Warrants  purchased by the Former Sponsor at the time of the Company’s initial public offering, will be cancelled in exchange for 500,000 PubCo Class A Ordinary Shares.

Leading Group equityholders that hold ordinary shares of Leading Group (the “Leading Group Shares”) will receive an aggregate of 43,000,000 PubCo Class A Ordinary Shares derived by dividing (a) the purchase price $430,000,000, by (b) $10.00 (the “Aggregate Merger Consideration”) in exchange for all of Leading Group’s “Fully-Diluted Leading Group Shares” which means the sum of the total number of outstanding Leading Group Shares as of immediately prior to Leading Group Merger Effective Time (the “Closing”).

Sponsor Loans

PubCo shall repay the outstanding amount due under loans made by the sponsor or any of its affiliates to the Company, or at the lender’s discretion, up to $1,500,000 of such loans may be converted into PubCo Class A Ordinary Shares at the price of $10.00 per PubCo Class A Ordinary Share. The $100,000  Sponsor Note issued on July 12, 2023 does not bear interest, is not convertible and matures upon closing of a Business Combination. In the event that the Business Combination does not close, unpaid amounts would be forfeited.

The PIPE Investment

In connection with the transactions contemplated by the Business Combination Agreement, Leading Group shall use commercially reasonable efforts to obtain commitments from certain investors for a private placement in PubCo Class A Ordinary Shares in an amount of at least fifty million dollars ($50,000,000) to be consummated on or prior to the Closing (the “PIPE Investment”), and PubCo, as well as the Company and/or Leading Group, as applicable, will enter into subscription agreements, in  form and substance as reasonably agreed upon between the Company and Leading Group (the “Subscription Agreements”) for such PIPE Investment.

Representations, Warranties and Covenants

The parties to the Business Combination Agreement have made customary representations, warranties and covenants in the Business Combination Agreement, including, among others, covenants with respect to the conduct of Leading Group and the Company and their respective subsidiaries, if any,  prior to the Closing, including Leading Group’s covenant to deliver to the Company its unaudited financial statements for the twelve month periods ended June 30, 2023 and 2022 and reviewed financial statements for the six (6) month period ended December 31, 2023 (the “Financial Statements”) for inclusion in the registration statement on Form F-4 to be filed by PubCo in connection with the Business Combination (the “Registration Statement”), and that such Financial Statements have been prepared in conformity with U.S. GAAP applied on a consistent basis and in accordance with the requirements of the Public Company Accounting Oversight Board for public companies, and to deliver to the Company the consolidated statement of financial position of Leading Group for the year ended June 30, 2024.

The Business Combination Agreement also includes customary covenants of the parties with respect to the operation of their respective businesses prior to the consummation of the Mergers and efforts to satisfy conditions to the consummation of the Mergers. The Business Combination Agreement also contains additional covenants of the parties, including, among others: (a) as to Leading Group and the Acquisition Entities – (i) PubCo’s application to list on Nasdaq, (ii) Leading Group conduct of business, (iii) post-Closing officers and directors of PubCo, (iv) maintaining director and officer liability insurance, (v) no trading in the Company’s shares, (vi)  anti—takeover matters, (vii) financials, (viii) PIPE Investment, (ix) obtaining Shareholder Support Agreement, (x) delivery of financial statements and (xi) intended tax treatment; (b) as to the Company – (i) Trust Account payments, (ii) commercially reasonable efforts to remain listed on Nasdaq, (iii) business conduct, (iv) commercially reasonable efforts to keep current and file all of the forms, reports, schedules, statements and other documents required to be filed by the Company with the SEC and (v) preserve the PIPE investment, and (c) joint covenants as to (i) regulatory approvals and filings, (ii) preparation of proxy/registration statement, (iii) seek  shareholder approvals, (iv) tax matters, (v) litigation, (vi) alternative transactions, (vii) access to information and (viii) delisting of the Company’s securities listed on Nasdaq.

Pre-Closing Actions

Prior to the Closing Date, Leading Group and the Company shall each present to the other a written report setting forth a list of all of the their respective expenses in connection with the Mergers (“Transaction Expenses”) solely to the extent such fees and expenses are incurred and expected to remain unpaid as of the close of business immediately preceding the Closing; Leading Group shall deliver to the Company a spreadsheet schedule (the “Payment Spreadsheet”) setting forth the portion of the Purchase Price payable to each Leading Group shareholder; Merger Sub I shall merge with and into Leading Group with Leading Group, and the separate corporate existence of Merger Sub I shall cease, and Leading Group, as the Surviving Corporation, shall thereafter continue its corporate existence as a wholly-owned subsidiary of PubCo and Merger Sub II shall be merged with and into the Company, and the separate corporate existence of Merger Sub II shall cease, and the Company, as the surviving corporation, shall thereafter continue its corporate existence as a wholly-owned subsidiary of PubCo. The completion of Leading Group Merger is a condition precedent for the completion of the HAIA Merger.

Conditions to Closing

The Closing is subject to certain customary conditions, including, among other things: (i) approval of the Mergers and related agreements and transactions by the respective shareholders of the Company and Leading Group; (ii) regulatory approvals and requisite consents  being obtained, (iii) the effectiveness of the Registration Statement; (iv) no injunction from  government authority; (v) no action by third party; (vi) ancillary agreements are in effect;  (vii) maintain representations and warranties; (vii)  covenants are performed; (ix) no occurrence of respective material adverse effects (as defined in the Business Combination Agreement); and (x) execution of  the Shareholder Support Agreement and Sponsor Support Agreement.

Termination

The Business Combination Agreement may be terminated by the Company and Leading Group under certain circumstances, including, among others, (i) by mutual written agreement of the Company and Leading Group, (ii) by written notice from Leading Group or the Company to the other if any Governmental Authority shall have enacted, issued, promulgated, enforced or entered any Governmental Order which has become final and nonappealable and has the effect of making consummation of the Transactions illegal or otherwise preventing or prohibiting consummation of the Transactions; (iii) by written notice from Leading Group or the Company to the other if the Company Shareholders’ Approval shall not have been obtained by reason of the failure to obtain the required vote at the HAIA Shareholder Meeting duly convened therefor or at any adjournment or postponement thereof; (iv) by written notice from the Company to Leading Group if Leading Group Special Resolution shall not have been obtained; (v) by written notice to Leading Group from the Company if (i) there is any breach of any representation, warranty, covenant or agreement on the part of Leading Group set forth in the Business Combination Agreement, such that the conditions specified in Section 9.2(a) and Section 9.2(b) of the Business Combination Agreement would not be satisfied at the Closing (a “Terminating Leading Group Breach”), except that, if such Terminating Leading Group Breach is curable by Leading Group through the exercise of its reasonable best efforts, then, for a period of up to fifteen (15) days after receipt by Leading Group of notice from the Company of such breach (the “Leading Group Cure Period”), such termination shall not be effective, and such termination shall become effective only if the Terminating Leading Group Breach is not cured within Leading Group Cure Period, or (ii) the Closing has not occurred on or before June 14, 2025, (the “Outside Date”), unless the Company is in material breach thereof; (f) prior to the Closing, by written notice to the Company from Leading Group if (i) there is any breach of any representation, warranty, covenant or agreement on the part of HAIA or any Acquisition Entity set forth in this Agreement, such that the conditions specified in Section 9.3(a) and Section 9.3(b) would not be satisfied at the Closing (a “Terminating HAIA Breach”), except that, if any such Terminating HAIA Breach is curable by the Company or such Acquisition Entity through the exercise of its reasonable best efforts, then, for a period of up to fifteen (15) days after receipt by HAIA of notice from Leading Group of such breach (the “HAIA Cure Period”), such termination shall not be effective, and such termination shall become effective only if the Terminating HAIA Breach is not cured within the HAIA Cure Period or (ii) the Closing has not occurred on or before the Outside Date, unless Leading Group is in material breach thereof.  In the event that the Business Combination Agreement is validly terminated by the Company pursuant to Section 10.1 of the Business Combination Agreement, the Business Combination Agreement shall become void and have no effect, except for the provisions that shall survive the termination as set forth in the Business Combination Agreement.

If the Business Combination Agreement is terminated by Leading Group pursuant to Section 10.1(f) thereof, the Company shall pay and reimburse all Leading Group Transaction Expenses, and pay or cause to be paid a termination fee equal to $4,000,000 to Leading Group (or one or more of its designees), by wire transfer of same day funds as promptly as reasonably practicable and, in any event, within ten (10) Business Days of such termination.

The foregoing description of the Business Combination Agreement and the Business Combination does not purport to be complete and is qualified in its entirety by the terms and conditions of the Business Combination Agreement, a copy of which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed on August 15, 2024, and incorporated by reference herein.

Certain Related Agreements

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, the Company entered into a support agreement (the “Sponsor Support Agreement”) with Atticus Ale, LLC and Healthcare AI Acquisition, LLC, the Former Sponsor (collectively, the “Sponsor”) and Leading Group, pursuant to which the Sponsor agreed to, among other things, vote all of its shares in favor of the various proposals related to the Business Combination and the Business Combination Agreement and any other matters necessary or reasonably requested by the Company for consummation of the Business Combination and against any action reasonably expected to impede, delay or materially and adversely affect the Merger and related transactions.

The foregoing description of the Sponsor Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Sponsor Support Agreement, a copy of which is filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 15, 2024, and incorporated by reference herein.

Leading Group Support Agreement

In connection with the execution of the Business Combination Agreement, the Company entered into a support agreement (the “Leading Group Support Agreement”) with Leading Group and certain shareholders of Leading Group (the “Leading Group Supporting Shareholders”) pursuant to which Leading Group Supporting Shareholders agreed to vote all Leading Group Shares beneficially owned by them, including any additional shares of Leading Group they acquire ownership of or the power to vote in favor of Leading Group Merger, including related transactions, and against any action reasonably expected to impede, delay or materially and adversely affect Leading Group Merger and related transactions.

The foregoing description of the Leading Group Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Leading Group Support Agreement, a copy of which is filed as Exhibit 10.2 to the Current Report on Form 8-K filed on August 15, 2024, and incorporated by reference herein.

Registration Rights Agreement

At the Closing, PubCo, the Sponsor, certain shareholders of Leading Group, and the other parties listed thereto (collectively, the “Holders”) will enter into an amended and restated registration rights agreement (the “Registration Rights Agreement”), pursuant to which PubCo will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain PubCo Class A Ordinary Shares that are held by the Holders from time to time. The Registration Rights Agreement will provide certain demand registration rights and piggyback registration rights to the Holders, subject to underwriter cutbacks and issuer blackout periods. PubCo will agree to pay certain fees and expenses relating to registrations under the Registration Rights Agreement.

The foregoing description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Registration Rights Agreement, a copy of which is filed as Exhibit 10.3 to the Current Report on Form 8-K filed on August 15, 2024, and incorporated by reference herein.

Lock-Up Agreement

At the Closing, PubCo, certain Leading Group shareholders and certain holders of the Company Ordinary Shares will enter into a lock-up agreement (the “Lock-Up Agreement”), to be effective at the Closing, pursuant to which the securities of PubCo held by such shareholders will be locked-up and subject to transfer restrictions for a period of twelve months following the Closing, subject to certain exceptions.

The foregoing description of the Lock-Up Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Lock-Up Agreement, a copy of which is filed as Exhibit 10.4 to the Current Report on Form 8-K filed on August 15, 2024, and incorporated by reference herein.

Warrant Assignment Agreement

At the Closing, the Company, PubCo and Continental Stock Transfer & Trust, as warrant agent, will enter into a Warrant Assignment, Assumption and Amendment Agreement (the “Warrant Assignment Agreement”) pursuant to which, among other things, (i) the Company will assign to PubCo, and PubCo shall assume from the Company, all of HAIA’s rights, interests and obligations in and under the HAIA Warrant Agreement, and (ii) the HAIA Warrant Agreement will be amended to cause each HAIA Warrant to represent the right to receive, from the Closing, a warrant to purchase one PubCo Class A Ordinary Share on the terms and subject to the conditions set forth therein.

Effecting Our Business Combination

We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement that closed contemporaneously with the IPO. As disclosed in our Current Report on Form 8-K filed with the SEC on August 15, 2024, we signed a Business Combination Agreement with Leading Group, as described more fully in this report. Although our management will assess the risks inherent with this business combination, this assessment may not result in our identifying all risks that this business combination may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We believe our team’s strong network and differentiated expertise will help us execute on our business combination.

Limited Ability to Evaluate the Target’s Management Team

Although we have met with and evaluated the Target business’ management, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company.

Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination. We believe that the target business for this business combination meets the Nasdaq requirement of having a collective fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination. The fair market value of the Target business or businesses or assets has been determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value, enterprise value and, where appropriate, upon the advice of appraisers or other professional consultants. Investors will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of a particular target business. Since Leading Group is not an affiliated entity, we are not required to obtain an opinion that the price we are paying is fair to our company from a financial point of view.

Although our management will endeavor to evaluate the risks inherent in Leading Group’s business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Our Acquisition Process

We performed a due diligence review of the Target and among other things, held meetings with incumbent management and employees, conducted document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the Target and its industry.

If we are unable to complete the business combination with Leading Group, we believe our team’s significant operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our team have developed a broad network of contacts and corporate relationships around the world.

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success will depend entirely on the future performance of Leading Group’s business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

(a)  subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

(b)  cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Status as a Public Company

 We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

Financial Position

As of December 31, 2024, we had $212 available to consummate an initial business combination, after payment of the estimated expenses of our initial public offering. Citigroup Global Markets Inc. and Jefferies LLC, waived their respective entitlement to the payment of any Deferred Discount (as such term is defined therein) to be paid under the terms of Section 2(c) and Section 5(bb) of the Underwriting Agreement dated December 9, 2021, which would have amounted to $7,546,840 of deferred underwriting fees. With these funds available for a business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

 We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the private warrants, our shares, new debt, or a combination of these, as the consideration to be paid in our initial business combination.

As disclosed in our Current Report on Form 8-K filed with the SEC on August 15, 2024, we signed a Business Combination Agreement with Leading Group, as described more fully in this report. Although our management will assess the risks inherent with this business combination, this assessment may not result in our identifying all risks that this business combination may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business. We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of the initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or we decide to do so for business or other reasons, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. Since the initial shareholders hold in excess of 65% of the outstanding shares, we would not need to rely on any public shareholder to vote for the Business Combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 14, 2025, after paying the monthly extensions into the Trust Account or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 14, 2025 after paying the monthly extension fee to the Trust Account or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer or director, or any other person.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by June 14, 2025 if we continue to pay the monthly extension fee into the Trust Account, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by  June 14, 2025 if we continue to pay the monthly extension fee into the Trust Account or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by June 14, 2025 if we continue to pay the monthly extension fee into the Trust Account , with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

Although we have signed a Merger Agreement, we have not yet completed the process of the business combination. We cannot ensure our ability in completing a business combination.

There are a number of factors that could impact our ability to complete the business combination. Our management believes, however, that if we succeed in effecting our initial business combination, there will be, in all likelihood, intense competition from competitors of the target business. Subsequent to our initial business combination, we may not have the resources or ability to compete effectively.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2024 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Risks Related to Being Deemed an Investment Company

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	Restrictions on the nature of our investments; and

•	Restrictions on the issuance of securities, each of which may make it difficult for us to complete our Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	Registration as an investment company with the SEC;

•	Adoption of a specific form of corporate structure; and

•	Reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our Business Combination; (ii) the redemption of any HAIA Public Shares properly tendered in connection with a Shareholder vote to amend our HAIA Charter to modify the substance or timing of our obligation to redeem 100% of our HAIA Public Shares if we do not complete our Business Combination by the Deadline; and (iii) absent a Business Combination by the Deadline or with respect to any other material provisions relating to Shareholders’ Rights or pre-Business Combination activity, our return of the funds held in the Trust Account to our HAIA Public Shareholders as part of our redemption of the HAIA Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we are unable to complete our Business Combination, our HAIA Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to HAIA Public Shareholders, and our Warrants will expire worthless.

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

Our initial shareholders beneficially own, on an as-converted basis, 93% of our outstanding ordinary shares. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if a simple majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. We will not need additional holders of public shares to vote in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will ensure that we will receive the requisite shareholder approval for such initial business combination.

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

We may not be able to consummate an initial business combination by June 14, 2025, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to consummate an initial business combination by June 14, 2025. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if resolution of the company’s shareholders is passed pursuant to the Companies Act of the Cayman Islands to commence the voluntary liquidation of the company, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.20 per public share, or less than $10.20 per public share, on the redemption of their shares, and our warrants will expire worthless. See “Item 1A “Risk Factors-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

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

If the net proceeds of our initial public offering, over-allotment and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until June 14, 2025, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

As of December 31, 2024, we had approximately $212 in cash held outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team are sufficient to allow us to operate until June 14, 2025; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.20 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See Item 1A “Risk Factors-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein. As of December 31, 2024 and 2023, the Company had $447,174 and $135,745 borrowings under the New Sponsor’s Working Capital Loans, respectively.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination by June 14, 2025 if we continue to pay the monthly extension fee into the Trust Account , or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.20 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to the registration statement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

If we have not consummated an initial business combination by June 14, 2025, our public shareholders may be forced to wait beyond such 18 months before redemption from our trust account.

If we have not consummated an initial business combination by June 14, 2025, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 18 months from the closing of our initial public offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of their redemption or any liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon their redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if a resolution of the company’s shareholders is passed pursuant to the Companies Act of the Cayman Islands to commence the voluntary liquidation of the company, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

On February 23, 2021, the former sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. On October 27, 2021, we effected a share surrender resulting in our former sponsor surrendering 1,437,500 Class B ordinary shares. On June 29, 2023, the Company issued an aggregate of 5,390,599 shares of its Class A Shares to the holders of the Company’s Class B ordinary shares. As a result of such share surrender, there was one Class B Share as of December 31, 2023. Prior to the initial investment in the company of $25,000 by our former sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, there are an aggregate of 11,124,960 private placement warrants (including 624,960 private placement warrants in connection with the partial exercise of the underwriters’ option to purchase additional 1,562,401 Units), each exercisable to purchase one Class A Ordinary Share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant (the “Private Placement Warrants”) generating gross proceeds of $11,124,960. In connection with the Sponsor Handover, the Company entered into an agreement whereby at the time of the initial business combination, the former sponsor will surrender for cancelation 11,124,960 Private Placement Warrants in exchange for the Company issuing to the former sponsor 500,000 Class A Shares. If we do not consummate an initial business combination by June 14, 2025, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 18-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2024, we had $212 in our operating bank account and working capital deficit of $1,293,798. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management anticipates that the cash held outside of the Trust Account as of December 31, 2024 might not be sufficient to allow us to operate until June 14, 2025 from the issuance of the financial statements contained elsewhere in this Report, assuming that a business combination is not consummated during that time. Management’s plans to address this need for capital are discussed in the section of this Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to continue as a going concern.

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

The net proceeds from our initial public offering, over-allotment and the sale of the private placement warrants provided us with an aggregate of $222,436,490, consisting of net proceeds of $196,000,000 from the initial public offering (net of $4,000,000 in underwriting costs), $15,311,530 from the partial exercise of the underwriters’ over-allotment option (net of $312,480 in underwriting costs) and proceeds of $11,124,960 from the sale of private placement warrants. After the redemption of shares in connection with the special meetings held to extend the time to complete a business combination to June 14, 2025, as of February 14, 2025, there was approximately $4,704,977 in the Trust Account.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds ( 2/3) majority (or such higher threshold as specified in the company’s amended and restated memorandum and articles of association) of our ordinary shares who attend and vote at a shareholder meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then-outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 14, 2025 if we continue to pay the monthly extension fee into the Trust Account or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through our registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our initial shareholders beneficially own, on an as-converted basis, 93% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including appointment of our directors, amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination. If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2024. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Risks Associated with Acquiring and Operating a Business in Foreign Countries

Leading Group has operations or opportunities outside of the United States for our initial business combination, so we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

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

Our public shareholders are entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 14, 2025 if we continue to pay the monthly extension fee into the Trust Account or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination by June 14, 2025 if we continue to pay the monthly extension fee into the Trust Account , subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by June 14, 2025 if we continue to pay the monthly extension fee into the Trust Account , with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

On December 10, 2024, the Company received a Notice from Nasdaq stating that the Company did not comply with Nasdaq Interpretive Material IM-5101-2, and that its securities were subject to delisting. HAIA’s registration statement, filed in connection with the Company’s IPO, became effective on December 09, 2021. Pursuant to IM-5101-2, the Company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Since the Business Combination was not consummated  by December 09, 2024, the Company did not comply with IM-5101-2, and its securities were suspended from trading on Nasdaq at the opening of business on December 17, 2024.

  As a result, the Company Class A ordinary shares, Units and Warrants have been trading on the OTC since December 17, 2024 under the symbols “HAIAF,” “HAIUF” and “HAIWF” respectively. Our units commenced public trading on December 10, 2021. Our Class A ordinary shares and warrants began separate trading on January 31, 2022.

(b) Holders

On December 31, 2024, there was one holder of record for our units, no holders of record for our Class A ordinary shares, six holders of our Class B ordinary shares and one holder of our warrants.

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

On November 26, 2024, at the HAIA General  Annual Meeting, HAIA shareholders approved a special resolution to the Articles of Association to extend the time to consummate a business combination from December 14, 2024 until June 14, 2025, on a month-to-month basis by depositing $0.03 per unredeemed share into the Trust Account.  In connection with the General Annual Meeting, 192,664 shares were tendered for redemption. As a result, approximately $2,235,721.75 (approximately $11.60 per share) was removed from HAIA’s Trust Account to pay such holders. Following redemptions, the Company has 5,789,786 HAIA Class A Shares outstanding (including 399,187 Public Shares), and one HAIA Class B Share outstanding.

Item 6. [RESESRVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References in this Annual Report to “we,” “us” or the “Company” refer to Healthcare AI Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Former Sponsor” refer to Healthcare AI Acquisition, LLC, and references to the “New Sponsor” refer to Atticus Ale, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated on February 12, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. On August 15, 2024, we entered into a Business Combination Agreement with Leading Group Limited, a Cayman Islands exempted company that specializes in digital insurance brokerage services. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

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

On August 11, 2023, the Company held an extraordinary general meeting. As approved by its shareholders at the Special Meeting, the following proposal was approved as a special resolution, giving the Company the right to extend the date by which it has to complete a business combination to December 14, 2024 with no additional amounts to be deposited into the Company’s trust account. In connection with the shareholders’ vote at the Special Meeting of Shareholders, 1,146,276 shares were tendered for redemption. As a result, approximately $12,302,385 (approximately $10.73 per share) was removed from the Company’s Trust Account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. Following redemptions, the Company has 591,851 Class A Shares outstanding subject to future redemption, and one Class B Share outstanding, and approximately $6,352,029 will remain in the Company’s Trust Account.

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

On November 26, 2024, the Company held a General Annual Meeting. As approved by its shareholders at the General Annual Meeting, the following proposal was approved as a special resolution, giving the Company the right to further extend the date by which it has to complete a business combination from December 14, 2024 on a month-to-month basis until June 14, 2025, by depositing into the trust account the lesser of $15,000 or $0.033 per non-redeemed public share for each monthly extension deposited into the Company’s trust account. In connection with the shareholders’ vote at the General Annual Meeting of Shareholders, 192,664 shares were tendered for redemption. As a result, approximately $2,235,721.75 (approximately $11.60 per share) was removed from the Company’s Trust Account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. Following redemptions, the Company had 399,187 Class A Shares outstanding subject to future redemption, and one Class B Share outstanding, and approximately $4,636,548 remained in the Company’s Trust Account.

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

Our New Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of our obligation to provide holders of our Public Shares the right to have their shares redeemed in connection with a Business Combination or to redeem 100% of our Public Shares if we do not complete our Business Combination by June 14, 2025 (the “Combination Period”) or with respect to any other provision relating to the rights of Public Shareholders, unless we provide the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If we have not completed an initial business combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay for its income taxes, if any, divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2024 and 2023, we had $212 and $212, respectively, in our operating bank account, and working capital deficit of approximately $1,277,029 and $593,046, respectively.

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

The Company anticipates that the cash held outside of the Trust Account as of December 31, 2024 might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans and Promissory Note from the New Sponsor, certain of the Company’s officers and directors, or target companies (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

As of the date of this filing, the Company has until June 14, 2025 to consummate a business combination (the “Termination Date”). It is uncertain that the Company will be able to consummate a business combination by Termination Date. If a business combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB ASU 2014-15, management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Initial Public Offering and Business Combination. Following the Initial Public Offering, we will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents after the Initial Public Offering. There was a significant decrease in Trust account balance, from $225,411,726 as of March 31, 2023 to $4,664,535 as of December 31, 2024, as a result of redemption of 20,970,550 class A ordinary shares in total amount of $221,294,640 from trust account following the Sponsor Handover and 192,664 class A ordinary shares in total amount of $2,235,721 from trust account following the extension in November 2024. As a result, there was a significant decrease in interest income from $4,734,543 in 2023 to $298,294 in 2024.

For the years ended December 31, 2024, we had net income of $56,844, which consisted of interest income from investments held in the Trust Account of $298,294, offset by operating costs of $670,810 and change in fair value of warrant liability of $429,360.

For the year ended December 31, 2023, we had net income of $4,328,377, which consisted of interest income on investments held in the Trust Account of $4,734,543, offset by formation and operating costs of $1,168,501 and change in fair value of warrant liability of $762,335.

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination or our liquidation, the Company began to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. Upon Sponsor Handover, the Former Sponsor waived the unpaid service fees, which was treated as capital contribution from the former Sponsor. And the New Sponsor has agreed not to charge an administrative service fee from the Company. For the year ended December 31, 2024 and 2023, the Company recognized $nil and $50,000 for the administrative support services expense, respectively.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2024 and 2023, 399,187 and 591,851 Class A ordinary shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheet, respectively. The dissolution expense of $100,000 is not included in the redemption value of the shares subject to redemption since it is only taken into account in the event of the Company’s liquidation.

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

Net (Loss) Income Per Ordinary Share

We comply with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of shares of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At December 31, 2024 and 2023, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted (loss) income per ordinary share is the same as basic (loss) income per ordinary share for the period presented.

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

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024 our disclosure controls and procedures were not effective.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Annual Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to material weaknesses in analyzing complex financial instruments, specifically the valuation of warrant liabilities, and recording of accounts payable and accrued expenses. In light of the material weaknesses described above, we performed additional analysis deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2024, and that there were material weaknesses as identified in this Annual Report, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2024 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2024.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Jiande Chen	59	Chief Executive Officer and Chairman
Xiaocheng Peng	35	Chief Financial Officer and Director
Nat Y Chan	37	Director
Stefan Dodov	36	Director
Manuel C. Menendez III	58	Director

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

Insider Trading Policy We have not adopted an insider trading policy.

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

92

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

Furthermore, in no event will our sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities were first listed on Nasdaq, we began to reimburse our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. As of the date of Sponsor Handover $177,095 has been accrued. Upon Sponsor Handover, the Former Sponsor waived its entitlement to the payment of administrative service fee, which was treated as a capital contribution from former Sponsor. The New Sponsor won’t charge an administrative service fee to the Company.

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

Item 11. Executive Compensation

Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we began to reimburse our former sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. As of the date of Sponsor Handover $177,095 has been accrued. Upon Sponsor Handover, the Former Sponsor waived its entitlement to the payment of administrative service fee, which was treated as a capital contribution from former Sponsor. The New Sponsor won’t charge an administrative service fee to the Company.

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

	Class B ordinary shares		Class A ordinary shares
Name of Beneficial Owners	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Atticus Ale, LLC (1)(2)	3,184,830	55%	-	-	55%
Healthcare AI Acquisition, LLC (3)(4)	2,105,770	36.4%	-	-	36.4%
Jiande Chen (1)	-	-	-	-	-
Xiaocheng Peng (1)	-	-	-	-	-
Nat Y Chan (1)	-	*	-	-	*
Stefan Dodov (1)	-	*	-	-	*
Manuel C. Menendez III (1)	-	*	-	-	*
All officers and directors as a group (five individuals)	-	-	-	-	*
Meteora Capital, LLC(5)			301,419	5.21%	5.21%

_____________________

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is 8 The Green Ste 15614 Dover DE.

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

(5)

Meteora Capital, LLC, a Delaware limited liability company ("Meteora Capital") with respect to the Common Stock (as defined in Item 2(d)) held by certain funds and managed accounts to which Meteora Capital serves as investment manager (collectively, the "Meteora Funds"); Vik Mittal, who serves as the Managing Member of Meteora Capital, with respect to the Common Stock held by the Meteora Funds may be deemed to have beneficial ownership and control over these securities. The address is 1200 N Federal Hwy, #200, Boca Raton FL 33432 as reported on Form 13G on February 18, 2025.

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

On July 12, 2023, the Sponsor loaned HAIA $100,000 pursuant to a non-interest bearing and unsecured promissory note amounted to $100,000 for having deposited into the Company’s trust account two payments of $50,000 in order to extend the amount of time it has available to complete a business combination until August 14, 2023. The Note does not bear interest and matures upon closing of an initial Business Combination.

Promissory Note with Leading Group

On August 23, 2024, HAIA issued one unsecured promissory note (the “Leading Note”) in an amount of $350,000 to Leading Group for a loan to HAIA for working capital purposes. The Leading Note does not bear interest and matures upon closing of the Business Combination. In the event of a liquidation, all amounts due under the Leading Note shall be repaid in cash. In the event of a Business Combination, the Leading Note may be repaid, at Leading Group’s discretion, (i) in cash or (ii) converted into the PubCo Class A Ordinary Shares, $0.0001 par value per share, at a share price of ten dollars ($10.00) per share.

On November 21, 2024, HAIA issued one unsecured promissory note in an amount of $100,000 to Leading Group for working capital purposes (the “2nd Leading Note”, together with the Leading Note, the “Leading Notes”). The 2nd Leading Note does not bear interest and matures upon closing of the Business Combination. In the event of a liquidation, all amounts due under the 2nd Leading Note shall be repaid in cash. In the event of a Business Combination, the 2nd Leading Note may be repaid, at Leading Group’s discretion, (i) in cash or (ii) converted into PubCo Class A Ordinary Shares, $0.0001 par value per share, at a price of ten dollars ($10.00) per share.

On December 18, 2024, HAIA, Leading Group and Leading Partners entered into an Amended & Restated Promissory Note (the “A&R Leading Note”) whereby the Leading Notes were combined into one note for $450,000 and the repayment terms were amended such that the right to convert the Leading Notes into PubCo Class A Ordinary Shares was eliminated and the A&R Leading Note shall be repaid in cash, due at the time of the Closing of the Business Combination.

On January 13, 2025, HAIA issued an unsecured promissory note (the “Extension Note”) to Leading Group for a loan to the Company in an amount of $52,692.68 for working capital purposes, including the monthly extension fee of $13,173.17 (“Extension Fee”) paid to the Company’s Trust Account, extending the time to complete a business combination until February 14, 2025. The Extension Note does not bear interest and matures upon the closing of the Business Combination, payable in cash. In the event of a liquidation, all amounts due under the Extension Note shall be repaid in cash.

On January 17, 2025, HAIA issued an unsecured promissory note (the “WC Note”) to Leading Group for a loan to the Company in an amount of $100,000 for working capital purposes. The WC Note does not bear interest and matures upon the closing of the Business Combination, payable in cash. In the event of a liquidation, all amounts due under the WC Note shall be repaid in cash.

In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. As of December 31, 2024 and 2023, the Company had $447,174 and $135,745 borrowings under the New Sponsor’s Working Capital Loans, respectively.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Bush & Associates LLC or Bush, and Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Bush and Marcum in connection with regulatory filings. The aggregate fees billed by Bush and Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2024, and 2023 totaled $121,000 and $90,846 respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Bush or Marcum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2024, and 2023.

Tax Fees. We paid $0 to Bush and Marcum for tax compliance services for the year ended December 31, 2024, and 2023.

All Other Fees. We did not pay Bush or Marcum for other services for the year ended December 31, 2024, and 2023.

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

Exhibit No.	Description

2.1	Business Combination Agreement dated as of August 15, 2024 (incorporated by reference to Exhibit 2.1 of HAIA’s Current Report on Form 8-K filed with the SEC on August 16, 2024)

3.1	Amended and Restated Memorandum and Articles of Association.(incorporated by reference to HAIA’s Current Report on Form 8-K filed with the SEC on December 15, 2021 as Exhibit 3.1)

3.2

Amendment to Amended and Restated Memorandum and Articles of Association of Healthcare AI Acquisition Corp.(incorporated by reference to HAIA’s Current Report on Form 8-K filed with the SEC on August 17, 2023 as Exhibit 3.1)

4.1

Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to HAIA’s Current Report on Form 8-K filed with the SEC on December 15, 2021 as Exhibit 4.1).

4.2	Description of Registrant’s Securities.

10.1	Private Placement Warrants Purchase Agreement between the Company and the Former Sponsor (incorporated by reference to HAIA’s Current Report on Form 8-K filed with the SEC on December 15, 2021).

10.2

Investment Management Trust Agreement, dated December 14, 2021, by and between HAIA and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to HAIA’s Current Report on Form 8-K filed with the SEC on December 15, 2021

10.3

Registration Rights Agreement, dated December 14, 2021, by and among HAIA and certain security holders (incorporated by reference to HAIA’s Current Report on Form 8-K filed with the SEC on December 15, 2021)

10.4

Letter Agreements, each dated as of December 14, 2021, by and between HAIA and each of the officers and directors of the Registrant (incorporated by reference to HAIA’s Current Report on Form 8-K filed with the SEC on December 15, 2021)

10.5	Administrative Services Agreement dated as of December 9, 2021 by and between, HAIA and Sponsor (incorporated by reference to HAIA’s Current Report on Form 8-K filed with the SEC on December 15, 2021)

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

10.12	Promissory Note, dated July 12, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 13, 2023).

10.13	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 8, 2023).

10.14	SPAC Shareholder Support Agreement dated as of August 15, 2024 (incorporated by reference to HAIA’s Current Report on Form 8-K filed with the SEC on August 16, 2024)

10.15	Company Shareholder Support Agreement dated as of August 15, 2024 (incorporated by reference to HAIA’s Current Report on Form 8-K filed with the SEC on August 16, 2024)

10.16	Form of Registration Rights Agreement (incorporated by reference to HAIA’s Current Report on Form 8-K filed with the SEC on August 16, 2024)

10.17	Promissory Note, dated August 23, 2024 (incorporated by reference to HAIA’s Current Report on Form 8-K filed with the SEC on August 26, 2024)

10.18	Amended & Restated Promissory Leading Note dated December 18, 2024 (incorporated by reference to HAIA’s Current Report on Form 8-K filed with the SEC on December 20, 2024)

10.19	Extension Note dated January 13, 2025 (incorporated by reference to HAIA’s Current Report on Form 8-K filed with the SEC on January 14, 2025)

10.20	WC Note dated January 17, 2025 (incorporated by reference to HAIA’s Current Report on Form 8-K filed with the SEC on January 23, 2025)

21	List of Subsidiaries.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97.1	Clawback Policy (incorporated by reference to HAIA’s Annual Report on Form 10-K filed with the SEC on April 17, 2024)

Exhibit No.	Description

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 3, 2025

HEALTHCARE AI ACQUISITION CORP.

/s/ Jiande Chen
Name: Jiande Chen
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jiande Chen	Chairman and Chief Executive Officer	March 3, 2025
Jiande Chen	(Principal Executive Officer)

/s/ Xiaocheng Peng	Director and Chief Financial Officer	March 3, 2025
Xiaocheng Peng	(Principal Financial and Accounting Officer)

/s/ Nat Y Chan	Director	March 3, 2025
Nat Y Chan

/s/ Stefan Dodov	Director	March 3, 2025
Stefan Dodov

/s/ Manuel C. Menendez III	Director	March 3, 2025
Manuel C. Menendez III

HEALTHCARE AI ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Healthcare AI Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Healthcare AI Acquisition Corp. (the “Company”)  as of December 31, 2024 and 2023, and the related statements of income, stockholders’ equity, and cash flows for the years then ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Bush & Associates CPA LLC

We have served as the Company’s auditor since June 11, 2024.

Henderson, Nevada

March 3, 2025

PCAOB ID Number 6797

HEALTHCARE AI ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2024	December 31, 2023

Assets
Cash on hand	$212	$212
Deferred offering costs	994,405	-
Prepaid expenses	-	-
Total current assets	994,617	212
Cash and investments held in trust account	4,664,536	6,588,790
Total assets	$5,659,153	$6,589,002

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$1,148,721	$241,064
Promissory Note - related Party	675,751	216,449
Due to related party	447,174	135,745
Total current liabilities	2,271,646	593,258
Warrant liability	122,675	552,035
Total liabilities	2,394,321	1,145,293

Commitments and Contingencies (Note 6)
Class A ordinary share subject to possible redemption, 399,187 and 591,851 shares at redemption value of $11.69 and $11.13 as of December 31, 2024 and 2023, respectively	4,664,536	6,588,790

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value;500,000,000 shares authorized; 5,390,599 shares issued and outstanding as of December 31, 2024 and 2023, respectively (excluding 399,187 and 591,851 shares subject to possible redemption, respectively)	539	539
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1 share issued and outstanding as of December 31, 2024 and 2023, respectively	-	-
Additional paid-in capital	212,913	524,380
Accumulated deficit	(1,613,156)	(1,670,000)
Total Shareholders’ Deficit	(1,399,704)	(1,145,081)

Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$5,659,153	$6,589,002

The accompanying notes are an integral part of these financial statements.

HEALTHCARE AI ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023

Formation and operating costs	$670,810	$1,168,501
Loss from operations	(670,810)	(1,168,501)
Other income:
Interest income on investments held in Trust Account	298,294	4,734,543
Change in fair value of warrant liability	429,360	762,335
Total other income	727,654	5,496,878
Net income	$56,844	$4,328,377
Basic and diluted weighted average shares outstanding, Class A ordinary shares	5,963,975	12,714,493
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.01	$0.28
Basic and diluted weighted average shares outstanding, Class B ordinary shares	1	2,658,379
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.01	$0.28

The accompanying notes are an integral part of these financial statements.

HEALTHCARE AI ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

	Class A		Class B		Additional		Total
	Ordinary Share		Ordinary Share		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	-	$-	5,390,600	$539	$-	$(8,710,675)	$(8,710,136)
Conversion of class B shares to class A shares.	5,390,599	539	(5,390,599)	(539)	-	-	-
Re-measurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(4,834,542)	(4,834,542)
Capital contribution	-	-	-	-	524,380	-	524,380
Forgive of deferred underwriter discount	-	-	-	-	-	7,546,840	7,546,840
Net income	-	-	-	-	-	4,328,377	4,328,377
Balance as of December 31, 2023	5,390,599	$539	1	$-	$524,380	$(1,670,000)	(1,145,081)
Re-measurement of Class A ordinary shares subject to possible redemption	-	-	-	-	(311,467)	-	(311,467)
Net income	-	-	-	-	-	56,844	56,844
Balance as of December 31, 2024	5,390,599	$539	1	$-	$212,913	$(1,613,156)	$(1,399,704)

The accompanying notes are an integral part of these financial statements.

HEALTHCARE AI ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$56,844	$4,328,377
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in trust	(298,294)	(4,734,543)
Change in warrant liability	(429,360)	(762,335)
Changes in operating assets and liabilities:
Prepaid assets	-	222,834
Accrued offering costs and expenses	(86,748)	212,410
Due to related party	311,430	302,194
Deferred liabilities	-	30,000
Net cash (used in) operating activities	(446,128)	(401,063)

Cash flows from financing activities:
Proceeds of promissory note - related party	446,128	-
Net cash provided by financing activities	446,128	-

Net change in cash	-	(401,063)
Cash, beginning of the period	212	401,275
Cash, end of the period	$212	$212

Supplemental disclosure of cash flow information:
Accretion of Class A ordinary shares subject to possible redemption	$311,467	$4,834,543
Deferred offering costs included in accrued offering costs and expenses	$994,405	$-
Deferred underwriting payable forgave	$-	$7,546,840
Administrative service fee forgave by related party charge to additional paid in capital	$-	$177,095
Deferred offering costs assumed by related party charge to additional paid in capital	$-	$347,285
Redemption of shares from marketable securities held in trust account	$2,235,721	$221,294,640
Promissory loan from sponsor for extension	$13,173	$100,000

The accompanying notes are an integral part of these financial statements.

HEALTHCARE AI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Note 1 - Organization and Business Operations

Healthcare AI Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on February 12, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). On August 15, 2024, the Company entered into a Business Combination Agreement with Leading Group Limited, a Cayman Island exempted company that specializes in digital insurance brokerage services.

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from February 12, 2021 (inception) through, 2024 relates to the Company’s formation, initial public offering, and initial business combination are described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering of Company’s securities (“IPO”).

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

On August 11, 2023, the Company held another extraordinary general meeting. As approved by its shareholders at the Special Meeting, the following proposal was approved as a special resolution, giving the Company the right to further extend the date by which it has to complete a business combination to December 14, 2024 with no additional amounts to be deposited into the Company’s trust account. In connection with the shareholders’ vote at the Special Meeting of Shareholders, 1,146,276 shares were further tendered for redemption. As a result, approximately $12,302,385 (approximately $10.73 per share) was removed from the Company’s Trust Account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. Immediately following redemptions, the Company had 591,851 Class A Shares outstanding subject to possible redemption, and one Class B Share outstanding, and approximately $6,352,029 remain in the Company’s Trust Account.

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

On November 26, 2024, the shareholders of the Company approved to further extend Business Combination deadline from December 14, 2024 to June 14, 2025 on a month-to-month basis. Each monthly extension requires a cash deposit of $15,000 (or $0.033 per outstanding public share) to the trust account. In connection with the extension, 192,664 shares were further tendered for redemption. As a result, approximately $2,235,721 (approximately $11.60 per share) was removed from the Company’s Trust Account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. Immediately following redemptions, the Company had 399,187 Class A Shares outstanding subject to possible redemption, and one Class B Share outstanding, and approximately $4,636,548 remain in the Company’s Trust Account.

Liquidity, Capital Resources and Going Concern

As of December 31, 2024 and 2023, the Company had $212 and $212, respectively, in its operating bank account, and working capital deficit of $1,277,029 and $593,046, respectively.

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

The Company anticipates that the cash held outside of the Trust Account as of December 31, 2024, is not sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, any additional Working Capital Loans and promissory notes (as defined in Note 5) from the New Sponsor, certain of the Company’s new officers and directors , and certain third parties (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

The Company originally had until June 14, 2023 to consummate a business combination. As of the date of this filing, after the approval of a series of special resolutions, the Company has the right to extend the date by which it has to complete a business combination by June 14, 2025 on a month-by-month basis by depositing into the Company’s trust account held by the Trustee the lesser of $15,000 or $0.033 per outstanding public share for each monthly extension. It is uncertain that the Company will be able to consummate a business combination by either the date of consummation of a business combination or June 14, 2025. If a business combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB ASU2014-15, management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

The Company can raise additional capital through Working Capital Loans and Promissory Notes from the New Sponsor, certain of the Company’s new officers, and directors, (see Note 5), or through loans from third parties. None of the New Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $212 and $212 in cash held in its operating account as of December 31, 2024 and 2023, respectively. The Company did not have any cash equivalents as of December 31, 2024 and 2023.

Cash and Investments Held in Trust Account

At December 31, 2024 and 2023, the Company held $4,664,536 and $6,588,790 in the Trust Account assets which consisted entirely of investments in money market funds and cash, respectively. Following the Sponsor Handover, 19,824,274 and 1,146,276 shares were redeemed by public shareholders for $10.54 and $10.73 per share, respectively. As a result, $208,992,255 and $12,302,385 was removed from the Company’s trust account to pay such shareholders on June 13, 2023 and August 11, 2023, respectively. In connection with the extension in November 2024, 192,664 shares were redeemed by public shareholders for $11.60 per share. As a result, approximately $2,235,721 was removed from the Company’s trust account to pay such shareholders on December 2, 2024. Investments in money market funds are recognized at fair value and are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in the income from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Net (Loss) Income Per Ordinary Share

The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. On December 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted (loss) income per ordinary share is the same as basic (loss) income per ordinary share for the period presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of ordinary share:

	For the Years Ended December 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$56,844	$-	$3,579,885	$748,492
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	5,963,975	1	12,714,493	2,658,379

Basic and diluted net income per ordinary share	$0.01	$0.01	$0.28	$0.28

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

As of December 31, 2024 and 2023, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Contingently redeemable ordinary shares as of December 31, 2022	$223,048,887
Less:
Redemption of Class A ordinary shares	(221,294,640)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	4,834,543

Contingently redeemable ordinary shares as of December 31, 2023	$6,588,790
Less:
Redemption of Class A ordinary shares	(2,235,721)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	311,467

Contingently redeemable ordinary shares as of December 31, 2024	$4,664,536

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

Stock Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation—Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred. The Company has recognized no stock-based compensation expense during the period from February 12, 2021 (inception) through December 31, 2024.

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

Promissory Note — Related Party

On February 23, 2021, the Former Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2022 or the closing of the IPO. On April 20, 2022, the Company paid $246,766 to the Former Sponsor in full repayment of the promissory note. On June 15, 2023 and July 14, 2023, the New Sponsor loaned the Company a total of $100,000 pursuant to a non-interest bearing and unsecured promissory note amounted to $100,000 that is due upon closing of an initial Business Combination. As a result, the Company extended the time available to the Company to consummate its initial business combination from June 14, 2023 until August 14, 2023. From July 2023 to December 2023, the New Sponsor and New Sponsor’s shareholder loaned a total of $51,449 and $65,000 to the Company pursuant to a non-interest bearing and unsecured promissory note that is due upon closing of an initial Business Combination. As of December 31, 2024 and 2023, the Company had $216,449 borrowings under promissory note.

On August 23, 2024, the Company issued one unsecured promissory note in an amount of $350,000 to LEADING for Company’s working capital purposes. On November 21, 2024, the Company issued one unsecured promissory note in an amount of $100,000 to LEADING for Company’s working capital purposes. On November 26, 2024, the shareholder approved to extend Business Combination deadline from December 14, 2024 to June 14, 2025 on a month-to-month basis. Each monthly extension requires a cash deposit of $15,000 (or $0.033 per outstanding public share) to the trust account. On January 13, 2025, pursuant to a non-interest bearing and unsecured promissory note that is due upon closing of an initial Business Combination, the company issued another-interest bearing promissory note to LEADING in amount of $52,692 for the extension payment. As of December 31, 2024, the Company had $ 459,302 borrowings under those promissory notes.

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

As of December 31, 2024 and 2023, the Company had $447,174 and $135,745 borrowings under the New Sponsor’s Working Capital Loans.

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

As of the date of Sponsor Handover, $177,095  has been accrued. Upon Sponsor Handover, the Former Sponsor waived its entitlement to the payment of administrative service fee in the amount of $177,095, which was treated as a capital contribution from Former Sponsor. The New Sponsor does charge administrative service fee to the Company.

Deferred liabilities

Deferred liabilities as of the date of Sponsor Handover in the amount of $347,285, which was a deferred legal expense in relation to the proposed business combination, was transferred from the Company to the Former Sponsor upon Sponsor Handover.  The transfer was treated as a capital contribution from the Former Sponsor. As of December 31, 2024, the Company has $994,405 deferred liabilities, which was deferred legal expenses in relation to the proposed business combination.

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

On December 14, 2021, the Company paid a cash underwriting discount of 2.0% per Unit, or $4,312,480. Additionally, the underwriters were entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO, or $7,546,840 upon the completion of the Company’s initial Business Combination.

On June 6, 2023, the underwriters waived their respective entitlement to the payment of deferred underwriting discount in the amount of $7,546,840.

Consulting Services Agreement

On September 26, 2022, the Company entered into an agreement with a vendor for investment banking services related to the initial Business Combination. Should the vendor advise on an investment that is successfully completed by the Company, the Company will facilitate for the vendor, or an affiliate, to have an option to acquire up to 121,065 Class B shares at a share price equal to $4.13 per share provided that (x) such shares shall be subject to the same vesting schedules (if any) as the other Class B shares issued by the Company and (y) the number of Class B shares to be offered to the vendor shall be reduced pro rata to any reduction in the number of Class B shares outstanding at the time of the closing of the Business Combination. Following the Sponsor Handover, the Consulting Service Agreement was terminated at the time of the Sponsor Handover. As of December 31, 2024 and 2023, no fees has been accrued in the accompanying balance sheets.

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

Public Warrants

As of December 31, 2024 and 2023, the Company had 10,781,201 Public Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Note 8 - Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. As of December 31, 2024 and 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. On December 31, 2024 and 2023, there were 5,390,599 Class A ordinary shares issued and outstanding, excluding 399,187 and 591,851 Class A ordinary shares subject to redemption, respectively.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 27, 2021, the Former Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration. On December 10, 2021, the underwriters partially exercised the over-allotment option. In connection with the expiration of the overallotment option on January 24, 2022, the Former Sponsor surrendered 359,400 Class B ordinary shares for no consideration. On June 12, 2023, the Former Sponsor transferred 3,184,830 Class B ordinary shares to the New Sponsor. On June 29, 2023, the Company issued an aggregate of 5,390,599 shares of its Class A ordinary shares to the holders of the Company’s Class B ordinary shares upon the conversion of an equal number of Class B Shares. The Class B Shareholders include the Former Sponsor, the New Sponsor, and four initial shareholders. The 5,390,599 Class A Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. Accordingly, as of December 31, 2024 and 2023, there was one (1) Class B ordinary shares issued and outstanding.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s liabilities that are measured at fair value on December 31, 2024 and 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – money market funds	$-	$-	$-	$-

Total Assets	$-	$-	$-	$-

Liabilities:
Warrant liabilities – Public Warrants	60,375	$60,375	$-	$-
Warrant liabilities – Private Placement Warrants	62,300	-	62,300	-

Total Liabilities	$122,675	$60,375	$62,300	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – money market funds	$-	$-	$-	$-

Total Assets	$-	$-	$-	$-

Liabilities:
Warrant liabilities – Public Warrants	$271,686	$271,686	$-	$-
Warrant liabilities – Private Placement Warrants	$280,349	$-	$280,349	$-

Total Liabilities	$552,035	$271,686	$280,349	$-

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

As of December 31, 2024 and 2023, the Company used the quoted market price as the fair value of the Private Warrants and the Public Warrants which are classified as Level 2 and Level 1, respectively.

Note 10 - Subsequent Events

On January 13, 2025, the Company issued one unsecured promissory note (the “Extension Payment Note”) in an amount of $52,692, to LEADING, for a loan to the Company from LEADING for the right to extend the date by which it has to complete a business combination from December 14, 2024 on a month-to-month basis up to May 14, 2025, by depositing into the trust account the lesser of $15,000 or $0.033 per non-redeemed public share for each monthly extension deposited into the Company’s trust account. The Extension Payment Note does not bear interest and matures upon closing of the Business Combination by the Company.

On January 17, 2025, the Company issued an unsecured promissory note (the “WC Note”) to LEADING, for a loan to the Company in an amount of $100,000 for working capital purposes, which does not bear interest and matures upon the closing of the Business Combination, payable in cash. In the event of a liquidation, all amounts due under the WC Note shall be repaid in cash.

