Form 10-Q
period 2025-03-31
Healthcare AI Acquisition Corp.
filed 2025-06-05
CIK 1848861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-41145

HEALTHCARE AI ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1585450
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

418 Broadway #6434 Albany NY 12207	19810
(Address of Principal Executive Offices)	(Zip Code)

(917) 446-0469
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	HAIUF
Class A ordinary shares, par value $0.0001 per share	HAIAF
Warrants, each whole warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	HAIWF

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

As of June 1, 2025 there were 5,543,110 Class A ordinary shares, par value $0.0001 per share, and 1 Class B ordinary share, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

HEALTHCARE AI ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Cash on hand	$212	$212
Deferred Offering Costs	994,405	994,405
Prepaid expenses	-	-
Total current assets	994,617	994,617
Cash and investments held in trust account	4,758,369	4,664,536
Total assets	$5,752,986	$5,659,153

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$1,124,368	$1,148,721
Promissory Note - related Party	828,625	675,751
Due to related party	447,174	447,174
Total current liabilities	2,400,167	2,271,646
Warrant liability	162,106	122,675
Total liabilities	2,562,273	2,394,321

Commitments and Contingencies (Note 6)
Class A ordinary share subject to possible redemption, 399,187 shares at redemption value of $11.92 and $11.69 as of March 31, 2025 and December 31, 2024	4,758,369	4,664,536

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Class A ordinary shares, $0.0001 par value;500,000,000 shares authorized; 5,390,599 shares issued and outstanding as of March 31, 2025 and December 31, 2024 (excluding 399,187 shares subject to possible redemption)	539	539
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1 share issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-
Additional paid-in capital	119,080	212,913
Accumulated deficit	(1,687,275)	(1,613,156)
Total Shareholders’ Deficit	(1,567,656)	(1,399,704)

Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$5,752,986	$5,659,153

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE AI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three month ended March 31,
	2025	2024
	(unaudited)	(unaudited)
Formation and operating costs	$75,828	$87,533
Loss from operations	(75,828)	(87,533)
Other income:
Interest income on investments held in Trust Account	41,140	85,228
Change in fair value of warrant liability	(39,431)	(464,411)
Total other income	1,709	(379,183)
Net income	$(74,119)	$(466,716)
Basic and diluted weighted average shares outstanding, Class A ordinary shares	5,789,786	5,982,450
Basic and diluted net income per ordinary share, Class A ordinary shares	$(0.01)	$(0.08)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	1	1
Basic and diluted net income per ordinary share, Class B ordinary shares	$(0.01)	$(0.08)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE AI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Class A		Class B				Total
	Ordinary Share		Ordinary Share		Additional	Accumulated	Shareholders'
Balance as of December 31, 2024	5,390,599	$539	1	$-	$212,913	$(1,613,156)	$(1,399,704)
Re-measurement of Class A ordinary shares subject to possible redemption	-	-	-	-	(93,833)	-	(93,833)
Net loss	-	-	-	-	-	(74,119)	(74,119)
Balance as of March 31, 2025 (unaudited)	5,390,599	$539	1	$-	$119,080	$(1,687,275)	$(1,567,656)

	Class A		Class B				Total
	Ordinary Share		Ordinary Share		Additional	Accumulated	Shareholders'
Balance as of December 31, 2023	5,390,599	$539	1	$-	$524,380	$(1,670,000)	(1,145,081)
Re-measurement of Class A ordinary shares subject to possible redemption	-	-	-	-	(85,228)	-	(85,228)
Net loss	-	-	-	-	-	(466,716)	(466,716)
Balance as of March 31, 2024 (unaudited)	5,390,599	$539	1	$-	$439,152	$(2,136,716)	$(1,697,025)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE AI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three month ended March 31,
	2025	2024
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(74,119)	$(466,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in trust	(41,140)	(85,228)
Change in warrant liability	39,431	464,411
Changes in operating assets and liabilities:
Prepaid assets	-	(60,750)
Accrued offering costs and expenses	(24,352)	(19,302)
Due to related party	-	167,585
Deferred liabilities	-	-
Net cash (used in) operating activities	(100,180)	-

Cash flows from financing activities:
Proceeds of promissory note - related party	100,180	-
Net cash provided by financing activities	100,180	-

Net change in cash	-	-
Cash, beginning of the period	212	212
Cash, end of the period	$212	$212

Supplemental disclosure of cash flow information:
Accretion of Class A ordinary shares subject to possible redemption	$93,833	$85,228
Promissory loan from sponsor for extension	$52,693	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE AI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from February 12, 2021 (inception) through, 2024 relates to the Company’s formation, initial public offering, and initial business combination are described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering of Company’s securities (“IPO”).

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

On April 30, 2025, the Company held an extraordinary meeting to approve as a special resolution, the right to extend the date by which it has to complete a business combination from May 14, 2025 on a month-to-month basis until October 14, 2025. At the meeting, 246,676 shares were tendered for redemption. As a result, approximately $2,948,990.21 (approximately $11.95 per share) will be removed from the Company’s Trust Account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. Following redemptions, the Company will have 5,543,110 Class A Shares outstanding, and one Class B Share outstanding, and approximately $4,772,246 will remain in the Company’s Trust Account.

Liquidity, Capital Resources and Going Concern

As of March 31, 2025 and December 31, 2024 , the Company had $212 and $212, respectively, in its operating bank account, and working capital deficit of $1,405,550 and $1,277,029, respectively.

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

The Company anticipates that the cash held outside of the Trust Account as of March 31, 2025, is not sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, any additional Working Capital Loans and promissory notes (as defined in Note 5) from the New Sponsor, certain of the Company’s new officers and directors , and certain third parties (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

The Company originally had until June 14, 2023 to consummate a business combination. As of the date of this filing, after the approval of a series of special resolutions, the Company has the right to extend the date by which it has to complete a business combination by October 14, 2025 on a month-by-month basis by depositing into the Company’s trust account held by the Trustee $15,251.10 per month per outstanding public share for each monthly extension. It is uncertain that the Company will be able to consummate a business combination by either the date of consummation of a business combination or October 14, 2025. If a business combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB ASU2014-15, management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Form 10-K filed by the Company with the SEC on March 3, 2025.

For purposes of clarity and ease of presentation, all dollar amounts in these financial statements have been rounded to the nearest whole number. However, the underlying data used in the calculations is not rounded, and the totals presented may differ by a small amount due to rounding. These differences are considered immaterial and do not affect the overall financial position or results of operations.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $212 and $212 in cash held in its operating account as of March 31, 2025 and December 31, 2024, respectively. The Company did not have any cash equivalents as of March 31, 2025 and December 31, 2024.

Cash and Investments Held in Trust Account

At March 31, 2025 and December 31, 2024, the Company held $4,758,369 and $4,664,536 in the Trust Account assets which consisted entirely of cash, respectively. Following the Sponsor Handover, 19,824,274 and 1,146,276 shares were redeemed by public shareholders for $10.54 and $10.73 per share, respectively. As a result, $208,992,255 and $12,302,385 was removed from the Company’s trust account to pay such shareholders on June 13, 2023 and August 11, 2023, respectively. In connection with the extension in November 2024, 192,664 shares were redeemed by public shareholders for $11.60 per share. As a result, approximately $2,235,721 was removed from the Company’s trust account to pay such shareholders on December 2, 2024. Investments in money market funds are recognized at fair value and are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in the income from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Net (Loss) Income Per Ordinary Share

The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. On March 31, 2025 and December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted (loss) income per ordinary share is the same as basic (loss) income per ordinary share for the period presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of ordinary share:

	For the Three Months Ended March 31,
	2025		2024
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net loss	$(74,119)	$-	$(466,716)	$-
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	5,789,786	1	5,982,450	-

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.08)	$(0.08)

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

As of March 31, 2025 and December 31, 2024, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Contingently redeemable ordinary shares as of December 31, 2022	$223,048,887
Less:
Redemption of Class A ordinary shares	(221,294,640)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	4,834,543

Contingently redeemable ordinary shares as of December 31, 2023	$6,588,790
Less:
Redemption of Class A ordinary shares	(2,235,721)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	311,467

Contingently redeemable ordinary shares as of December 31, 2024	$4,664,536
Plus:
Accretion of Class A ordinary shares subject to possible redemption	93,833

Contingently redeemable ordinary shares as of March 31, 2025(unaudited)	$4,758,369

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

Stock Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation—Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred. The Company has recognized no stock-based compensation expense during the period from February 12, 2021 (inception) through March 31, 2025.

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

Promissory Note — Related Party

On February 23, 2021, the Former Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2022 or the closing of the IPO. On April 20, 2022, the Company paid $246,766 to the Former Sponsor in full repayment of the promissory note. On June 15, 2023 and July 14, 2023, the New Sponsor loaned the Company a total of $100,000 pursuant to a non-interest bearing and unsecured promissory note amounted to $100,000 that is due upon closing of an initial Business Combination. As a result, the Company extended the time available to the Company to consummate its initial business combination from June 14, 2023 until August 14, 2023. From July 2023 to December 2023, the New Sponsor and New Sponsor’s shareholder loaned a total of $51,449 and $65,000 to the Company pursuant to a non-interest bearing and unsecured promissory note that is due upon closing of an initial Business Combination. As of March 31, 2025 and December 31, 2024, the Company had $216,449 borrowings under promissory note.

On August 23, 2024, the Company issued one unsecured promissory note in an amount of $350,000 to LEADING for Company’s working capital purposes. On November 21, 2024, the Company issued one unsecured promissory note in an amount of $100,000 to LEADING for Company’s working capital purposes. On November 26, 2024, the shareholder approved to extend Business Combination deadline from December 14, 2024 to June 14, 2025 on a month-to-month basis. Each monthly extension requires a cash deposit of $15,000 (or $0.033 per outstanding public share) to the trust account. On January 13, 2025, pursuant to a non-interest bearing and unsecured promissory note that is due upon closing of an initial Business Combination, the company issued another-interest bearing promissory note to LEADING in amount of $52,692 for the extension payment. On January 17, 2025, the Company issued an unsecured promissory note to LEADING, for a loan to the Company in an amount of $100,000 for working capital purposes, which does not bear interest and matures upon the closing of the Business Combination, payable in cash. In the event of a liquidation, all amounts due shall be repaid in cash. As of March 31, 2025 and December 31, 2024, the Company had $612,176 and $459,302 borrowings under those promissory notes, respectively.

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

As of March 31, 2025 and December 31, 2024 , the Company had $447,174 borrowings under the New Sponsor’s Working Capital Loans.

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

Deferred liabilities

Deferred liabilities as of the date of Sponsor Handover in the amount of $347,285, which was a deferred legal expense in relation to the proposed business combination, was transferred from the Company to the Former Sponsor upon Sponsor Handover.  The transfer was treated as a capital contribution from the Former Sponsor. As of March 31, 2025, the Company has $994,405 deferred liabilities, which was deferred legal expenses in relation to the proposed business combination.

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

Consulting Services Agreement

On September 26, 2022, the Company entered into an agreement with a vendor for investment banking services related to the initial Business Combination. Should the vendor advise on an investment that is successfully completed by the Company, the Company will facilitate for the vendor, or an affiliate, to have an option to acquire up to 121,065 Class B shares at a share price equal to $4.13 per share provided that (x) such shares shall be subject to the same vesting schedules (if any) as the other Class B shares issued by the Company and (y) the number of Class B shares to be offered to the vendor shall be reduced pro rata to any reduction in the number of Class B shares outstanding at the time of the closing of the Business Combination. Following the Sponsor Handover, the Consulting Service Agreement was terminated at the time of the Sponsor Handover. As of March 31, 2025 and December 31, 2024 , no fees has been accrued in the accompanying balance sheets.

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

Public Warrants

As of March 31, 2025 and December 31, 2024 , the Company had 10,781,201 Public Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Note 8 - Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. On March 31, 2025 and December 31, 2024, there were 5,390,599 Class A ordinary shares issued and outstanding, excluding 399,187 Class A ordinary shares subject to redemption, respectively.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 27, 2021, the Former Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration. On December 10, 2021, the underwriters partially exercised the over-allotment option. In connection with the expiration of the overallotment option on January 24, 2022, the Former Sponsor surrendered 359,400 Class B ordinary shares for no consideration. On June 12, 2023, the Former Sponsor transferred 3,184,830 Class B ordinary shares to the New Sponsor. On June 29, 2023, the Company issued an aggregate of 5,390,599 shares of its Class A ordinary shares to the holders of the Company’s Class B ordinary shares upon the conversion of an equal number of Class B Shares. The Class B Shareholders include the Former Sponsor, the New Sponsor, and four initial shareholders. The 5,390,599 Class A Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. Accordingly, As of March 31, 2025 and December 31, 2024, there was one (1) Class B ordinary shares issued and outstanding.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s liabilities that are measured at fair value on December 31, 2025 and 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – money market funds	$-	$-	$-	$-

Total Assets	$-	$-	$-	$-

Liabilities:
Warrant liabilities – Public Warrants	$79,781	$79,781	$-	$-
Warrant liabilities – Private Placement Warrants	$82,325	$-	$82,325	$-

Total Liabilities	$162,106	$79,781	$82,325	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – money market funds	$-	$-	$-	$-

Total Assets	$-	$-	$-	$-

Liabilities:
Warrant liabilities – Public Warrants	60,375	$60,375	$-	$-
Warrant liabilities – Private Placement Warrants	62,300	-	62,300	-

Total Liabilities	$122,675	$60,375	$62,300	$-

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

As of March 31, 2025 and December 31, 2024 , the Company used the quoted market price as the fair value of the Private Warrants and the Public Warrants which are classified as Level 2 and Level 1, respectively.

Note 10 - Subsequent Events

On April 30, 2025, the Company held an extraordinary meeting (the “Meeting”).  As approved by its shareholders at the Meeting, the following proposal was approved as a special resolution, giving the Company the right to extend the date by which it has to complete a business combination from May 14, 2025 on a month-to-month basis until October 14, 2025 (each month so extended, the “Extended Date”), by depositing into the trust account $0.10 per non-redeemed public share or $15,251.10 for each monthly extension deposited into the Company’s trust account held. In connection with the shareholders’ vote at the Meeting of Shareholders held by the Company, 246,676 shares were tendered for redemption. As a result, approximately $2,948,990.21 (approximately $11.95 per share) was removed from the Company’s Trust Account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. Immediately following redemptions, the Company have 5,543,110 Class A Shares outstanding, and one Class B Share outstanding, and approximately $4,772,246 remain in the Company’s Trust Account.

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

On December 10, 2024, HAIA received a notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”), stating that HAIA did not comply with Nasdaq Interpretive Material IM-5101-2, and that its securities were subject to delisting. HAIA’s registration statement, filed in connection with HAIA’s IPO, became effective on December 09, 2021. Pursuant to IM-5101-2, HAIA must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Since the Business Combination was not consummated  by December 09, 2024, HAIA did not comply with IM-5101-2, and its securities were suspended from trading on Nasdaq at the opening of business on December 17, 2024.

HAIA Class A ordinary shares, HAIA Units and HAIA Warrants are currently trading on OTC Markets Group, Inc. - Pink Open Market (“OTC”) under the symbols “HAIAF,” “HAIUF” and “HAIWF” respectively. Leading Partners will apply to list, to be effective at the time of the Business Combination, its ordinary shares and warrants on Nasdaq under the symbols “LDIN” and “LDINW,” respectively. We expect the HAIA Class A ordinary shares, Units and Warrants will then cease trading on OTC. On April 30, 2025, the Company held an extraordinary meeting.  As approved by its shareholders at the extraordinary meeting, the following proposal was approved as a special resolution, giving the Company the right to extend the date by which it has to complete a business combination from May 14, 2025 on a month-to-month basis until October 14, 2025, by depositing into the trust account $15,251.10 or $0.10 per non-redeemed public share for each monthly extension deposited into the Company’s trust account. In connection with the shareholders’ vote at the extraordinary meeting of Shareholders, 246,676 shares were tendered for redemption. As a result, approximately $2,948,990.21 (approximately $11.95 per share) was removed from the Company’s Trust Account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. Following redemptions, the Company had 5,543,110 Class A Shares outstanding, and one Class B Share outstanding, and approximately $4,772,246 in the Company’s Trust Account.

Liquidity, Capital Resources and Going Concern

As of March 31, 2025 and December 31, 2024, we had $212 and $212, respectively, in our operating bank account, and working capital deficit of approximately $1,405,550 and $1,277,029, respectively.

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

The Company anticipates that the cash held outside of the Trust Account as of March 31, 2025 might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans and Promissory Note from the New Sponsor, certain of the Company’s officers and directors, or target companies (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

As of the date of this filing, the Company has until October 14, 2025 to consummate a business combination (the “Termination Date”). It is uncertain that the Company will be able to consummate a business combination by Termination Date. If a business combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB ASU 2014-15, management has determined that mandatory liquidation, and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Initial Public Offering and Business Combination. Following the Initial Public Offering, we will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents after the Initial Public Offering. There was a significant decrease in Trust account balance, from $225,411,726 as of March 31, 2023 to $6,674,018 as of March 31, 2024, and to $4,758,369 as of March 31, 2025, as a result of redemption of 20,970,550 class A ordinary shares in total amount of $221,294,640 from trust account following the Sponsor Handover and 192,664 class A ordinary shares in total amount of $2,235,721 from trust account following the extension in November 2024. As a result, there was a decrease in interest income from $85,228 in 2025 to $41,140 in 2024.

For the three months ended March 31, 2025, we had net loss of $74,119, which consisted of interest income from investments held in the Trust Account of 41,140, offset by operating costs of $75,828 and change in fair value of warrant liability of $39,431.

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

Administrative Services Agreement

Commencing on the date the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination or our liquidation, the Company began to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. Upon Sponsor Handover, the Former Sponsor waived the unpaid service fees, which was treated as capital contribution from the former Sponsor. And the New Sponsor has agreed not to charge an administrative service fee from the Company. For the three months ended March 31, 2025 and 2024, the Company recognized $nil for the administrative support services expense.

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

Net (Loss) Income Per Ordinary Share

We comply with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of shares of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At December 31, March 31, 2025 and 2024, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted (loss) income per ordinary share is the same as basic (loss) income per ordinary share for the period presented.

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

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to material weaknesses in analyzing complex financial instruments, specifically the valuation of warrant liabilities, and recording of accounts payable and accrued expenses. In light of the material weaknesses described above, we performed additional analysis deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as described below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2024, as amended, and filed with the SEC on March 3, 2025.

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

The Company extended the time to consummate its initial Business Combination beyond December 9, 2024, however it contravenes Nasdaq rules and, as a result, this lead Nasdaq to suspend trading in the Company’s securities and had the Company’s securities to be delisted from Nasdaq. The Company’s Class A ordinary shares are deemed a “penny” stock and the Company  is subject to the requirements of Rule 419 to which it is not currently subject. This may adversely affect the liquidity and trading of our securities and may impact our ability to complete the Business Combination.

The Company’s Class A ordinary shares and warrants are listed on OTC. Nasdaq IM-5101-2 requires that the Company, a special purpose acquisition company, complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement, which, in the case of the Company, was December 9, 2024. The Company was unable to complete an initial business combination by December 9, 2024 and on November 26, 2024, it extended the time to complete a business combination beyond such 36-month period, on a month-to-month basis until May 14, 2025, and such extension violates Nasdaq IM-5101-2. On April 30, 2025, the Company held an extraordinary meeting.  As approved by its shareholders at the extraordinary meeting, the following proposal was approved as a special resolution, giving the Company the right to extend the date by which it has to complete a business combination from May 14, 2025 on a month-to-month basis until October 14, 2025, by depositing into the trust account $15,251.10 or $0.10 per non-redeemed public share for each monthly extension deposited into the Company’s trust account.  Effective on October 7, 2024, Nasdaq Rule 5815 was amended to provide for the immediate suspension and delisting upon issuance of a delisting determination letter to an issuer for failure to meet the requirements of Nasdaq IM5101-02. Accordingly, the Company’s ordinary shares and warrants were delisted of on December 17, 2024, and began trading on the OTC.  Due to the fact that our ordinary shares and warrants are no longer listed on Nasdaq, we could face significant material adverse consequences, including:

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

 As the Company’s securities are no longer are listed on Nasdaq, it may affect the Company’s ability to consummate its Business Combination with Leading Group. We note that under the Business Combination Agreement, the Company’s maintaining its listing on the Nasdaq Stock Market is not a condition precedent to closing of the Business Combination, however, the listing of the post Business Combination combined company’s securities on Nasdaq is a condition precedent to closing of the Business Combination. The fact that the Company’s securities are not listed on Nasdaq may present certain challenges to listing the post Combination combined company’s securities on Nasdaq, such as the post Business Combination combined company’s ability to meet the listing requirements for Nasdaq, like the minimum per share bid price and the market value of unrestricted publicly held shares.

The Company’s Class A ordinary shares are subject to the regulations of the SEC relating to the market for “penny stocks.” Under Rule 419 of the Securities Act, the term “blank check company” means a company that (i) is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and (ii) is issuing “penny stock,” as defined in Rule 3a51-1 under the Exchange Act. Under Rule 3a51-1, the term “penny stock” means any equity security, unless it fits within certain enumerated exclusions including being listed on a national securities exchange, such as Nasdaq (Rule 3a51-1(a)(2)) (the “Exchange Rule”). As the Company is deemed a “blank check company” as defined under Rule 419, it is subject to additional restrictions on the trading of its securities. Among those restrictions is that brokers trading in the securities of a blank check company under Rule 419 adhere to more stringent rules, including being subject to the depository requirements of Rule 419.

The “penny stock” rules are burdensome and may reduce the trading activity for shares of the Company’s Class A ordinary shares. For example, brokers trading in the Company’s Class A ordinary shares would be required to deliver a standardized risk disclosure document, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to effecting a transaction in a penny stock not otherwise exempt from those rules, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. As the Company’s Class A ordinary shares are a “penny stock,” these disclosure requirements may have the effect of reducing the trading activity in the secondary market for the Company’s Class A ordinary shares. As the Company’s Class A ordinary shares are subject to the “penny stock” rules, the holders of such Class A ordinary shares may find it more difficult to sell their shares. This may also result in us no longer being an attractive merger partner if our securities are no longer listed on an exchange, which may impact our ability to complete the Business Combination.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. As the Class A ordinary shares and warrants are no longer listed on Nasdaq, these securities would not qualify as covered securities under such statute and the Company would be subject to regulation in each state in which it offers its securities.

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

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination by October 14, 2025 because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amendment to the Amended and Restated Memorandum of Association and Articles of Association filed May 7, 2025

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

HEALTHCARE AI ACQUISITION CORP.

Date: June 5, 2025	By:	/s/ Jiande Chen
	Name:	Jiande Chen
	Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

