Form 10-Q
period 2025-06-30
Healthcare AI Acquisition Corp.
filed 2025-11-13
CIK 1848861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of November 11, 2025 there were 5,543,110 Class A ordinary shares, par value $0.0001 per share, and 1 Class B ordinary share, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

HEALTHCARE AI ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Cash on hand	$212	$212
Deferred Offering Costs	994,405	994,405
Prepaid expenses	-	-
Total current assets	994,617	994,617
Cash and investments held in trust account	1,865,847	4,664,536
Total assets	$2,860,464	$5,659,153

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$1,149,413	$1,148,721
Promissory Note - related Party	907,028	675,751
Due to related party	447,174	447,174
Total current liabilities	2,503,615	2,271,646
Warrant liability	657,185	122,675
Total liabilities	3,160,800	2,394,321

Commitments and Contingencies (Note 6)
Class A ordinary share subject to possible redemption, 152,511 and 399,187 shares at redemption value of $12.23 and $11.69 as of June 30, 2025 and December 31, 2024, respectively	1,865,847	4,664,536

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Class A ordinary shares, $0.0001 par value;500,000,000 shares authorized; 5,390,599 shares issued and outstanding as of June 30, 2025 and December 31, 2024 (excluding 152,511 and 399,187 shares subject to possible redemption, respectively)	539	539
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1 share issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Additional paid-in capital	62,612	212,913
Accumulated deficit	(2,229,334)	(1,613,156)
Total Shareholders’ Deficit	(2,166,183)	(1,399,704)

Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$2,860,464	$5,659,153

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE AI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the three month ended June 30, 2025,		For the six month ended June 30, 2025,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Formation and operating costs	$72,946	$70,749	$148,774	$158,282
Loss from operations	(72,946)	(70,749)	(148,774)	(158,282)
Other income:
Interest income on investments held in Trust Account	25,966	76,205	67,106	161,433
Change in fair value of warrant liability	(495,079)	140,200	(534,510)	(324,211)
Total other income	(469,113)	216,405	(467,404)	(162,778)
Net income	$(542,059)	$145,656	$(616,178)	$(321,060)
Basic and diluted weighted average shares outstanding, Class A ordinary shares	5,637,985	5,982,450	5,713,466	5,982,450
Basic and diluted net income per ordinary share, Class A ordinary shares	$(0.10)	$0.02	$(0.11)	$(0.05)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	1	1	1	1
Basic and diluted net income per ordinary share, Class B ordinary shares	$(0.10)	$0.02	$(0.11)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE AI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Class A		Class B
	Ordinary Share		Ordinary Share		Additional	Accumulated	Total
Balance as of December 31, 2024	5,390,599	$539	1	$-	$212,913	$(1,613,156)	$(1,399,704)
Re-measurement of Class A ordinary shares subject to possible redemption	-	-	-	-	(93,833)	-	(93,833)
Net loss	-	-	-	-	-	(74,119)	(74,119)
Balance as of March 31, 2025 (unaudited)	5,390,599	$539	1	$-	$119,080	$(1,687,275)	$(1,567,656)
Re-measurement of Class A ordinary shares subject to possible redemption	-	-	-	-	(56,468)	-	(56,468)
Net loss	-	-	-	-	-	(542,059)	(542,059)
Balance as of June 30, 2025 (unaudited)	5,390,599	$539	1	$-	$62,612	$(2,229,334)	$(2,166,183)

	Class A		Class B				Total
	Ordinary Share		Ordinary Share		Additional	Accumulated	Shareholders'
Balance as of December 31, 2023	5,390,599	$539	1	$-	$524,380	$(1,670,000)	(1,145,081)
Re-measurement of Class A ordinary shares subject to possible redemption	-	-	-	-	(85,228)	-	(85,228)
Net loss	-	-	-	-	-	(466,716)	(466,716)
Balance as of March 31, 2024 (unaudited)	5,390,599	$539	1	$-	$439,152	$(2,136,716)	$(1,697,025)
Re-measurement of Class A ordinary shares subject to possible redemption	-	-	-	-	(76,205)	-	(76,205)
Net loss	-	-	-	-	-	145,656	145,656
Balance as of June 30, 2024 (unaudited)	5,390,599	$539	1	$-	$362,947	$(1,991,060)	$(1,627,574)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE AI ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the six month ended June 30, 2025,
	2025	2024
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(616,178)	$(321,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in trust	(67,106)	(161,434)
Change in warrant liability	534,510	324,211
Changes in operating assets and liabilities:
Prepaid assets	-	(40,500)
Accrued offering costs and expenses	693	(5,478)
Due to related party	-
Deferred liabilities	-	-
Net cash (used in) operating activities	(148,081)	(204,261)

Cash flows from financing activities:
Proceeds of promissory note - related party	148,081	204,261
Net cash provided by financing activities	148,081	204,261

Net change in cash	-	-
Cash, beginning of the period	212	212
Cash, end of the period	$212	$212

Supplemental disclosure of cash flow information:
Accretion of Class A ordinary shares subject to possible redemption	$150,301	$161,433
Promissory loan from sponsor for extension	$83,195	$-
Redemption of shares from cash and marketable securities held in trust account	$2,948,990	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHCARE AI ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

On April 30, 2025, the Company held an extraordinary meeting to approve as a special resolution, the right to extend the date by which it has to complete a business combination from May 14, 2025 on a month-to-month basis until October 14, 2025. At the meeting, 246,676 shares were tendered for redemption. As a result, approximately $2,948,990.21 (approximately $11.95 per share) will be removed from the Company’s Trust Account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. Following redemptions, the Company will have 5,543,110 Class A Shares outstanding, and one Class B Share outstanding, and approximately $1,865,847 will remain in the Company’s Trust Account.

Liquidity, Capital Resources and Going Concern

As of June 30, 2025 and December 31, 2024, the Company had $212 and $212, respectively, in its operating bank account, and working capital deficit of $2,503,403 and $2,271,434, respectively.

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

The Company anticipates that the cash held outside of the Trust Account as of June 30, 2025, is not sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, any additional Working Capital Loans and promissory notes (as defined in Note 5) from the New Sponsor, certain of the Company’s new officers and directors , and certain third parties (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended June 30, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $212 and $212 in cash held in its operating account as of June 30, 2025 and December 31, 2024, respectively. The Company did not have any cash equivalents as of June 30, 2025 and December 31, 2024.

Cash and Investments Held in Trust Account

At June 30, 2025 and December 31, 2024, the Company held $1,865,847 and $4,664,536 in the Trust Account assets which consisted entirely of cash, respectively. Following the Sponsor Handover, 19,824,274 and 1,146,276 shares were redeemed by public shareholders for $10.54 and $10.73 per share, respectively. As a result, $208,992,255 and $12,302,385 was removed from the Company’s trust account to pay such shareholders on June 13, 2023 and August 11, 2023, respectively. In connection with the extension in November 2024, 192,664 shares were redeemed by public shareholders for $11.60 per share. As a result, approximately $2,235,721 was removed from the Company’s trust account to pay such shareholders on December 2, 2024. In connection with the extension in April 2025, 246,676 shares were redeemed by public shareholders for $11.60 per share. As a result, approximately $2,948,990 was removed from the Company’s trust account to pay such shareholders on May 5, 2025. Investments in money market funds are recognized at fair value and are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in the income from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Net (Loss) Income Per Ordinary Share

The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. On June 30, 2025 and December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted (loss) income per ordinary share is the same as basic (loss) income per ordinary share for the period presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of ordinary share:

	For the Three Months Ended June 30,
	2025		2024
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(542,059)	$-	$145,656	$-
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	5,637,985	1	5,982,450	1

Basic and diluted net (loss) income per ordinary share	$(0.10)	$(0.10)	$0.02	$0.102

	For the Six Months Ended June 30,
	2025		2024
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(616,178)	$-	$(321,060)	$-
Denominator:
Weighted-average shares outstanding including ordinary shares subject to redemption	5,713,466	1	5,982,450	1

Basic and diluted net (loss) income per ordinary share	$(0.11)	$(0.11)	$(0.05)	$(0.05)

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

As of June 30, 2025 and December 31, 2024, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Contingently redeemable ordinary shares as of December 31, 2022	$223,048,887
Less:
Redemption of Class A ordinary shares	(221,294,640)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	4,834,543

Contingently redeemable ordinary shares as of December 31, 2023	$6,588,790
Less:
Redemption of Class A ordinary shares	(2,235,721)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	311,467

Contingently redeemable ordinary shares as of December 31, 2024	$4,664,536
Plus:
Accretion of Class A ordinary shares subject to possible redemption	93,833

Contingently redeemable ordinary shares as of March 31, 2025(unaudited)	$4,758,369
Less:
Redemption of Class A ordinary shares	(2,948,990)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	56,468

Contingently redeemable ordinary shares as of June 30, 2025	$1,865,847

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

Stock Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation—Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred. The Company has recognized no stock-based compensation expense during the period from February 12, 2021 (inception) through June 30, 2025.

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

Promissory Note — Related Party

On February 23, 2021, the Former Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2022 or the closing of the IPO. On April 20, 2022, the Company paid $246,766 to the Former Sponsor in full repayment of the promissory note. On June 15, 2023 and July 14, 2023, the New Sponsor loaned the Company a total of $100,000 pursuant to a non-interest bearing and unsecured promissory note amounted to $100,000 that is due upon closing of an initial Business Combination. As a result, the Company extended the time available to the Company to consummate its initial business combination from June 14, 2023 until August 14, 2023. From July 2023 to December 2023, the New Sponsor and New Sponsor’s shareholder loaned a total of $51,449 and $65,000 to the Company pursuant to a non-interest bearing and unsecured promissory note that is due upon closing of an initial Business Combination. As of June 30, 2025 and December 31, 2024, the Company had $216,449 borrowings under promissory note.

On August 23, 2024, the Company issued one unsecured promissory note in an amount of $350,000 to LEADING for Company’s working capital purposes. On November 21, 2024, the Company issued one unsecured promissory note in an amount of $100,000 to LEADING for Company’s working capital purposes. On November 26, 2024, the shareholder approved to extend Business Combination deadline from December 14, 2024 to June 14, 2025 on a month-to-month basis. Each monthly extension requires a cash deposit of $15,000 (or $0.033 per outstanding public share) to the trust account. On January 13, 2025, pursuant to a non-interest bearing and unsecured promissory note that is due upon closing of an initial Business Combination, the company issued another-interest bearing promissory note to LEADING in amount of $52,692 for the extension payment. On January 17, 2025, the Company issued an unsecured promissory note to LEADING, for a loan to the Company in an amount of $100,000 for working capital purposes, which does not bear interest and matures upon the closing of the Business Combination, payable in cash. In the event of a liquidation, all amounts due shall be repaid in cash. On April 30, 2025, the shareholder approved to extend Business Combination deadline from May 14, 2025 on a month-to-month basis until October 14, 2025. Each monthly extension requires depositing into the trust account $0.10 per non-redeemed public share or $15,251.10. As of June 30, 2025 and December 31, 2024, the Company had $690,578 and $459,302 borrowings under those promissory notes, respectively.

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

As of June 30, 2025 and December 31, 2024, the Company had $447,174 borrowings under the New Sponsor’s Working Capital Loans.

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

Deferred liabilities

Deferred liabilities as of the date of Sponsor Handover in the amount of $347,285, which was a deferred legal expense in relation to the proposed business combination, was transferred from the Company to the Former Sponsor upon Sponsor Handover.  The transfer was treated as a capital contribution from the Former Sponsor. As of June 30, 2025, the Company has $994,405 deferred liabilities, which was deferred legal expenses in relation to the proposed business combination.

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

Consulting Services Agreement

On September 26, 2022, the Company entered into an agreement with a vendor for investment banking services related to the initial Business Combination. Should the vendor advise on an investment that is successfully completed by the Company, the Company will facilitate for the vendor, or an affiliate, to have an option to acquire up to 121,065 Class B shares at a share price equal to $4.13 per share provided that (x) such shares shall be subject to the same vesting schedules (if any) as the other Class B shares issued by the Company and (y) the number of Class B shares to be offered to the vendor shall be reduced pro rata to any reduction in the number of Class B shares outstanding at the time of the closing of the Business Combination. Following the Sponsor Handover, the Consulting Service Agreement was terminated at the time of the Sponsor Handover. As of June 30, 2025 and December 31, 2024 , no fees has been accrued in the accompanying balance sheets.

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

Public Warrants

As of June 30, 2025 and December 31, 2024 , the Company had 10,781,201 Public Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Note 8 - Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. On June 30, 2025, there were 5,390,599 Class A ordinary shares issued and outstanding, excluding 152,511 Class A ordinary shares subject to redemption, respectively. On December 31, 2024, there were 5,390,599 Class A ordinary shares issued and outstanding, excluding 399,187 Class A ordinary shares subject to redemption, respectively.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 27, 2021, the Former Sponsor surrendered 1,437,500 Class B ordinary shares for no consideration. On December 10, 2021, the underwriters partially exercised the over-allotment option. In connection with the expiration of the overallotment option on January 24, 2022, the Former Sponsor surrendered 359,400 Class B ordinary shares for no consideration. On June 12, 2023, the Former Sponsor transferred 3,184,830 Class B ordinary shares to the New Sponsor. On June 29, 2023, the Company issued an aggregate of 5,390,599 shares of its Class A ordinary shares to the holders of the Company’s Class B ordinary shares upon the conversion of an equal number of Class B Shares. The Class B Shareholders include the Former Sponsor, the New Sponsor, and four initial shareholders. The 5,390,599 Class A Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. Accordingly, As of June 30, 2025 and December 31, 2024, there was one (1) Class B ordinary shares issued and outstanding.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s liabilities that are measured at fair value on December 31, 2025 and 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – money market funds	$-	$-	$-	$-

Total Assets	$-	$-	$-	$-

Liabilities:
Warrant liabilities – Public Warrants	$323,436	$323,436	$-	$-
Warrant liabilities – Private Placement Warrants	$333,749	$-	$333,749	$-

Total Liabilities	$657,185	$323,436	$333,749	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – money market funds	$-	$-	$-	$-

Total Assets	$-	$-	$-	$-

Liabilities:
Warrant liabilities – Public Warrants	60,375	$60,375	$-	$-
Warrant liabilities – Private Placement Warrants	62,300	-	62,300	-

Total Liabilities	$122,675	$60,375	$62,300	$-

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

As of June 30, 2025 and December 31, 2024, the Company used the quoted market price as the fair value of the Private Warrants and the Public Warrants which are classified as Level 2 and Level 1, respectively.

Note 10 - Subsequent Events

On August 19, 2025, Healthcare AI Acquisition Corp. (the “Company”) issued an unsecured promissory note (the “Note”) to Leading Group Limited, a Cayman Islands exempted company with limited liability (“Leading Group”), for a loan to the Company in an amount of $30,502.20 for working capital purposes

On October 10, 2025, Healthcare AI Acquisition Corp. (the “Company”) held its general annual meeting (the “Meeting”).  As approved by its shareholders at the Meeting, the following proposal was approved as a special resolution, giving the Company the right to extend the date by which it has to complete a business combination from October 14, 2025 on a month-to-month basis until October 14, 2026 (each month so extended, the “Extended Date”), by depositing into the trust account $0.10 per non-redeemed public share for each monthly extension deposited into the Company’s trust account (the “Trust Account”), held by Continental Stock Transfer & Trust Company (the “Extension Amendment Proposal”). As of the date of the Meeting, 116,116 Class A ordinary shares of the Company were redeemed however the Company has not yet paid out the redemption price of these shares to the shareholder.

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

On April 30, 2025, the Company held an extraordinary meeting.  As approved by its shareholders at the extraordinary meeting, the following proposal was approved as a special resolution, giving the Company the right to extend the date by which it has to complete a business combination from May 14, 2025 on a month-to-month basis until October 14, 2025, by depositing into the trust account $15,251.10 or $0.10 per non-redeemed public share for each monthly extension deposited into the Company’s trust account. In connection with the shareholders’ vote at the extraordinary meeting of Shareholders, 246,676 shares were tendered for redemption. As a result, approximately $2,948,990.21 (approximately $11.95 per share) was removed from the Company’s Trust Account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. Following redemptions, the Company had 5,543,110 Class A Shares outstanding, and one Class B Share outstanding, and approximately $1,865,847 in the Company’s Trust Account.

Liquidity, Capital Resources and Going Concern

As of June 30, 2025 and December 31, 2024, we had $212 and $212, respectively, in our operating bank account, and working capital deficit of approximately $2,503,403 and $2,271,434, respectively.

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

The Company anticipates that the cash held outside of the Trust Account as of June 30, 2025 might not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. Until consummation of its business combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans and Promissory Note from the New Sponsor, certain of the Company’s officers and directors, or target companies (see Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Initial Public Offering and Business Combination. Following the Initial Public Offering, we will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents after the Initial Public Offering. There was a significant decrease in Trust account balance, from $225,411,726 as of March 31, 2023 to $6,674,018 as of March 31, 2024, and to $4,758,369 as of March 31, 2025, as a result of redemption of 20,970,550 class A ordinary shares in total amount of $221,294,640 from trust account following the Sponsor Handover and 192,664 class A ordinary shares in total amount of $2,235,721 from trust account following the extension in November 2024, and to $1,865,847 as of June 30, 2025 as a result of redemption of 246,676 class A ordinary shares in total amount of $2,948,990 from trust account . As a result, there was a decrease in interest income.

For the three months and six months ended June 30, 2025, we had net loss of $542,059 and $616,178, respectively, which consisted of interest income from investments held in the Trust Account of $25,966 and $67,106 respectively, offset by operating costs of $72,946 and 148,774, respectively, and change in fair value of warrant liability of $495,079 and $534,510, respectively.

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

Administrative Services Agreement

Commencing on the date the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination or our liquidation, the Company began to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. Upon Sponsor Handover, the Former Sponsor waived the unpaid service fees, which was treated as capital contribution from the former Sponsor. And the New Sponsor has agreed not to charge an administrative service fee from the Company. For the three and six months ended June 30, 2025 and 2024, the Company recognized $nil for the administrative support services expense.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified in temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheet, respectively. The dissolution expense of $100,000 is not included in the redemption value of the shares subject to redemption since it is only taken into account in the event of the Company’s liquidation.

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

Net (Loss) Income Per Ordinary Share

We comply with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of shares of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At June 30, 2025 and December 31, 2024, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted (loss) income per ordinary share is the same as basic (loss) income per ordinary share for the period presented.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to material weaknesses in analyzing complex financial instruments, specifically the valuation of warrant liabilities, and recording of accounts payable and accrued expenses. In light of the material weaknesses described above, we performed additional analysis deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three and six months ended June 30, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s Class A ordinary shares and warrants are listed on OTC. Nasdaq IM-5101-2 requires that the Company, a special purpose acquisition company, complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement, which, in the case of the Company, was December 9, 2024. The Company was unable to complete an initial business combination by December 9, 2024 and has extended the time to complete a business combination beyond such 36-month period, on a month-to-month basis until October 14, 2025, and such extension violates Nasdaq IM-5101-2. On April 30, 2025, the Company held an extraordinary meeting.  As approved by its shareholders at the extraordinary meeting, the following proposal was approved as a special resolution, giving the Company the right to extend the date by which it has to complete a business combination from May 14, 2025 on a month-to-month basis until October 14, 2025, by depositing into the trust account $15,251.10 or $0.10 per non-redeemed public share for each monthly extension deposited into the Company’s trust account. On October 10, 2025, held its general annual meeting. As approved by its shareholders at the annual general meeting, a proposal was approved as a special resolution, giving the Company the right to extend the date by which it has to complete a business combination from October 14, 2025 on a month-to-month basis until October 14, 2026, by depositing into the trust account $0.10 per non-redeemed public share for each monthly extension deposited into the Company’s trust account, held by Continental Stock Transfer & Trust Company. Effective on October 7, 2024, Nasdaq Rule 5815 was amended to provide for the immediate suspension and delisting upon issuance of a delisting determination letter to an issuer for failure to meet the requirements of Nasdaq IM5101-02. Accordingly, the Company’s ordinary shares and warrants were delisted of on December 17, 2024, and began trading on the OTC.  Due to the fact that our ordinary shares and warrants are no longer listed on Nasdaq, we could face significant material adverse consequences, including:

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

HEALTHCARE AI ACQUISITION CORP.

Date: November 12, 2025	By:	/s/ Jiande Chen
	Name:	Jiande Chen
	Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

